Form 10QSB
period 1996-06-30
STANDARD FUNDING CORP
filed 1996-08-07
CIK 919007

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996      Commission file number 0-23484

                             STANDARD FUNDING CORP.
- --------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

New York                                                   11-2523559
- --------------------------------------------------------------------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                         Identification No.)

335 Crossways Park Drive, Woodbury, New York                  11797
- --------------------------------------------------------------------------------
      (Address of Principal Executive Offices)              (Zip code)

                                 (516) 364-0200
- --------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                   ----------

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                                 ---------

Common Stock, $.001 par value, outstanding as of August 7, 1996: 2,760,000 shares

Transitional Small Business Disclosure Format:            Yes |_| No |X|

                           STANDARD FUNDING CORP.
- ---------------------------------------------------------------------------

                      Quarterly Report on Form 10-QSB
                     for the period ended June 30, 1996

                             TABLE OF CONTENTS
- ---------------------------------------------------------------------------

                                                                       Page
                                                                       ----
PART I  -  FINANCIAL INFORMATION

Item 1     Financial Statements

           BALANCE SHEETS AT JUNE 30, 1996 AND
              DECEMBER 31, 1995 .....................................   3

           STATEMENTS OF INCOME FOR THE SIX MONTHS
              ENDED JUNE 30, 1996 AND JUNE 30, 1995 .................   4

           STATEMENTS OF INCOME FOR THE THREE MONTHS
              ENDED JUNE 30, 1996 AND JUNE 30, 1995 .................   5

           STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
              ENDED JUNE 30, 1996 AND JUNE 30, 1995 .................   6

           NOTES TO FINANCIAL STATEMENTS ............................   7

Item 2     Management's Discussion and Analysis of Financial
             Condition and Results of Operations ....................   9

PART II -  OTHER INFORMATION

Item 6     Exhibits and Reports on Form 8-K .........................  14

- ---------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                           STANDARD FUNDING CORP.
                               BALANCE SHEETS

                                                June 30, 1996  December 31, 1995
                                                -------------  -----------------
                                                 (unaudited)

ASSETS:
Cash .......................................... $    192,095     $    939,869
                                                ------------     ------------
Installment loans receivable
    under premium finance agreements ..........   32,888,913       24,170,397
Less: Unearned interest .......................     (846,000)        (654,000)
      Allowance for possible credit losses
        (Note 2) ..............................     (251,000)        (208,000)
                                                ------------     ------------
Installment loans receivable
    under premium finance agreements - net ....   31,791,913       23,308,397
Due from officers .............................      147,552          141,693
Property and equipment - net ..................      195,741          167,197
Other assets ..................................      471,179          243,889
                                                ------------     ------------
    Total ..................................... $ 32,798,480     $ 24,801,045
                                                ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Notes payable to financial institutions ....... $ 16,900,000     $ 10,300,000
Commercial paper issued .......................    2,382,054        2,951,225
Amounts due to insurance companies ............    1,600,000          220,220
Accrued expenses and other ....................      293,910          195,246
Deferred income taxes payable .................      288,616          185,727
                                                ------------     ------------
    Total, exclusive of subordinated debt .....   21,464,580       13,852,418
Subordinated debt .............................    4,870,000        4,765,000
                                                ------------     ------------
    Total Liabilities .........................   26,334,580       18,617,418
                                                ------------     ------------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, par value $.001 per share:
    1,000,000 authorized, none issued .........         --               --
Common stock, par value $.001 per share:
    4,000,000 authorized, 2,760,000 shares
    issued and outstanding ....................        2,760            2,760
Additional paid-in capital ....................    3,991,501        3,991,501
Retained earnings .............................    2,469,639        2,189,366
                                                ------------     ------------
    Total Shareholders' Equity ................    6,463,900        6,183,627
                                                ------------     ------------
         Total ................................ $ 32,798,480     $ 24,801,045
                                                ============     ============


                    See notes to financial statements.

                           STANDARD FUNDING CORP.
                      STATEMENTS OF INCOME (UNAUDITED)

                                                     Six Months     Six Months
                                                        Ended          Ended
                                                    June 30, 1996  June 30, 1995
                                                    -------------  -------------

NET INTEREST INCOME:
    Finance charge income and other ................  $2,714,973    $2,269,256
    Less: Interest and other expenses on borrowings      862,207       664,698
                                                      ----------    ----------
           Net Interest Income .....................   1,852,766     1,604,558
                                                      ----------    ----------

OTHER EXPENSES:
    Operating expenses .............................     914,248       837,934
    Selling expenses ...............................     279,611       232,910
    Provisions for possible credit losses (Note 2) .     191,785       158,830
                                                      ----------    ----------
         Total .....................................   1,385,644     1,229,674
                                                      ----------    ----------

INCOME BEFORE PROVISION FOR
  INCOME TAXES .....................................     467,122       374,884

PROVISION FOR INCOME TAXES .........................     186,849       149,954
                                                      ----------    ----------

NET INCOME .........................................  $  280,273    $  224,930
                                                      ==========    ==========

NET INCOME PER SHARE (Note 1) ......................  $      .10    $      .08
                                                      ----------    ----------

AVERAGE NUMBER OF
  SHARES OUTSTANDING ...............................   2,760,000     2,760,000
                                                      ==========    ==========


                    See notes to financial statements.

                           STANDARD FUNDING CORP.
                      STATEMENTS OF INCOME (UNAUDITED)

                                                   Three Months    Three Months
                                                       Ended           Ended
                                                   June 30, 1996   June 30, 1995
                                                   -------------   -------------
NET INTEREST INCOME:
    Finance charge income and other ................ $1,395,949      $1,172,073
    Less: Interest and other expenses on borrowings     460,634         359,015
                                                     ----------      ----------
          Net Interest Income ......................    935,315         813,058
                                                     ----------      ----------

OTHER EXPENSES:
    Operating expenses .............................    459,130         418,721
    Selling expenses ...............................    140,664         113,935
    Provisions for possible credit losses (Note 2) .     99,790          89,866
                                                     ----------      ----------
         Total .....................................    699,584         622,522
                                                     ----------      ----------

INCOME BEFORE PROVISION FOR
   INCOME TAXES ....................................    235,731         190,536

PROVISION FOR INCOME TAXES .........................     94,292          76,215
                                                     ----------      ----------

NET INCOME ......................................... $  141,439      $  114,321
                                                     ==========      ==========

NET INCOME PER SHARE (Note 1) ...................... $      .05      $      .04
                                                     ----------      ----------

AVERAGE NUMBER OF
  SHARES OUTSTANDING ...............................  2,760,000       2,760,000
                                                     ==========      ==========



                    See notes to financial statements.

                           STANDARD FUNDING CORP.
                    STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                     Six Months     Six Months
                                                        Ended          Ended
                                                    June 30, 1996  June 30, 1995
                                                    -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..................................... $    280,273   $    224,930
   Adjustments to reconcile net income to net
      cash provided by operating activities:
       Provision for possible credit losses .......      197,785        158,830
       Deferred income taxes ......................       66,216         42,272
       Depreciation and amortization ..............       23,663         19,165
       Changes in assets and liabilities:
          Other assets ............................      227,290        174,731
          Accrued expenses and other and amounts
             due to insurance companies ...........    1,478,444         95,336
                                                    ------------   ------------
          Net cash provided by operating activities    2,273,671        715,264
                                                    ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Installment loans receivable originated ........  (43,227,788)   (33,723,704)
   Collections of installment loans receivable ....   34,114,720     27,387,308
   Purchase of equipment ..........................      (52,206)       (69,420)
                                                    ------------   ------------
       Net cash used in investing activities ......   (9,165,274)    (6,405,816)
                                                    ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from bank notes - net .................    6,600,000      4,300,000
   Proceeds (Repayment) of commercial paper
      issued - net ................................     (561,171)     1,426,253
   Proceeds (Repayment) of subordinated debt ......      105,000       (100,000)
                                                    ------------   ------------
       Net cash provided by financing activities ..    6,143,829      5,626,253
                                                    ------------   ------------

INCREASE (DECREASE) IN CASH .......................     (747,774)       (64,299)

CASH AT BEGINNING OF YEAR .........................      939,869        183,559
                                                    ------------   ------------

CASH AT END OF PERIOD ............................. $    192,095   $    119,260
                                                    ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOWS INFORMATION:
   Income taxes paid .............................. $    239,178   $    110,000
                                                    ============   ============
   Interest paid .................................. $    830,348   $    707,906
                                                    ============   ============

                           STANDARD FUNDING CORP.
                       NOTES TO FINANCIAL STATEMENTS

        For the six months ended June 30, 1996 and 1995 (unaudited)

1.   SIGNIFICANT ACCOUNTING POLICIES

     Business - Standard Funding Corp. (the "Company") provides loans to finance substantially all forms of property and casualty insurance premiums on policies which are written through independent insurance agents and brokers. The insurance policies are primarily held by commercial businesses.

     Interim Financial Statements - The financial statements for the three month and six month periods ended June 30, 1996 and 1995 are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all the adjustments necessary for a fair presentation of the financial condition and results of operations for the three month and six month periods ended June 30, 1996 and 1995. The interim financial results are not necessarily indicative of the results to be expected for a full year.

     Unearned Interest - Unearned interest on installment loans receivable under premium finance agreements is recognized as income using a method which approximates the results which would be obtained using the interest method.

     Fees and Loan Processing Costs - Loan processing costs incurred are deferred and amortized on the straight-line method over the term of the related installment loans receivable under premium finance agreements. Cancellation fees and late charges are recognized as income when received.

     Allowance for Possible Credit Losses - The balance in the allowance for possible credit losses is based on management's assessment of risk in the installment loan portfolio. The Company writes off receivables upon determination that no further collections are probable.

     Property and Equipment - net - Property and equipment are stated at cost. Depreciation is provided on the straight-line basis over such assets' estimated useful service lives which range from three to five years. Purchased computer software is amortized over longer periods. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the lease.

     Revenue and Credit Concentration - The Company receives substantially all of its revenues from financing arrangements made within the New York, New Jersey and Connecticut tri-state area. Accordingly, at June 30, 1996, substantially all of the Company's installment loans outstanding were from this geographic region.

                             STANDARD FUNDING CORP.
                    NOTES TO FINANCE STATEMENTS - (Continued)

     Income Taxes - Deferred taxes provide for the tax effect of timing differences between financial and tax reporting primarily arising from the recognition of unearned interest income for tax purposes and from the use of accelerated depreciation methods.

     Net Income Per Share - Net income per share is based on the average number of shares outstanding.

     Reclassifications - Certain amounts in prior periods have been reclassified to conform with the current period's presentations.

2.   INSTALLMENT LOANS RECEIVABLE UNDER PREMIUM FINANCE AGREEMENTS

     Substantially all installment loans receivable under premium finance agreements are completely repayable in less than one year. In the event of default by a borrower, the Company is entitled to cancel the insurance policy financed and receive a refund for the unused term of such policy from the insurance carrier. The proceeds of such refunds are generally sufficient to cover the unpaid balance of the loan.

     A summary of activity in the allowance for possible credit losses is as follows:

                                                        Six Months
                                                          Ended      Year Ended
                                                         June 30,   December 31,
                                                           1996         1995
                                                        ----------  ------------

Balance, beginning of period ........................   $ 208,000    $ 150,000

Provision ...........................................     191,785      304,740

Charge-offs - net of recoveries of $11,857 and
$38,205, respectively ...............................    (148,785)    (246,740)
                                                         --------     --------
Balance, end of period ..............................   $ 251,000    $ 208,000
                                                        =========    =========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Comparison of Six Months Ended June 30, 1996 to Six Months Ended June 30, 1995

     Finance charge income increased by 19.6% to $2,714,973 in the first six months of 1996 from $2,269,256 in the first six months of 1995 primarily because of an increase in total installment loans financed during the respective periods. Total installment loans originated increased 28.2% to $43,227,788 from $33,723,704. The Company's average receivables for the period ended June 30, 1996 increased 26.3% to $29,318,317 from $23,219,662 for the period ended June 30, 1995. Interest expense for the period ended June 30, 1996 increased 29.7% to $862,207 from $664,698 for the period ended June 30, 1995, an increase of $197,509, due to an increase in borrowings. Selling and operating expenses increased during the period ended June 30, 1996 to $1,193,859 from $1,070,844 in the period ended June 30, 1995. This increase was primarily attributable to increases in salary rates and expenses. Due to the 19.6% increase in finance charge income, compared to a 29.7% increase in interest expense, there was a 15.5% increase in the "spread" to $1,852,766 for the period ended June 30, 1996 from $1,604,558 for the period ended June 30, 1995. In comparing the periods, the number of contracts booked decreased from 14,184 to 13,440. The average size of each contract for the period ended June 30, 1996 increased 35.3% to $3,216 from $2,377 in the period ended June 30, 1995, an increase of $839, as the Company has concentrated on the commercial aspect of the business. Management estimates that approximately 85% of the Company's outstanding receivables are commercial accounts and approximately 15% are personal accounts.

     The provision for possible credit losses increased to $191,785 for the period ended June 30, 1996 from $158,830 for the period ended June 30, 1995. This increase of $32,995 is due primarily to the increase in installment loan receivables. The allowance for possible credit losses increased to $251,000 at June 30, 1996 from $193,000 at June 30, 1995.

     Comparison of Three Months Ended June 30, 1996 to Three Months Ended June 30, 1995

     Finance charge income increased by 19.1% to $1,395,949 in the second quarter of 1996 from $1,172,073 in the second quarter of 1995 primarily because of an increase in total installment loans financed during the respective periods. Total installment loans originated increased 33.5% to $22,364,382 from $16,750,158. The Company's average receivables for the second quarter of 1996 increased 28.1% to $32,031,884 from $25,000,984 for the second quarter of 1995. Interest expense for the second quarter of 1996 increased 28.3% to $460,634 from $359,015 for the second quarter of 1995, an increase of $101,619, due to an increase in borrowings. Selling and operating expenses increased during the second quarter of 1996 to $599,794 from $532,656 in the second quarter of 1995. This increase was primarily attributable to increases in salary rates and expenses. Due to the 19.1% increase in finance charge income, compared to a 28.3% increase in interest expense, there was a 15.0% increase in the "spread" to $935,315 for the second quarter of 1996 from $813,058 for the second quarter of 1995.

     In comparing the periods, the number of contracts booked decreased from 7,004 to 6,454. The average size of each contract for the period ended June 30, 1996 increased 44.9% to $3,465 from $2,391 in the period ended June 30, 1995, an increase of $1,074, as the Company has concentrated on the commercial aspect of the business. Management estimates that approximately 85% of the Company's outstanding receivables are commercial accounts and approximately 15% are personal accounts.

     The provision for possible credit losses increased to $99,790 for the second quarter of 1996 from $89,866 for the second quarter of 1995. This increase of $9,924 is due primarily to the increase in installment loan receivables.

Liquidity and Capital Resources

     The Company's operations are dependent upon the continued availability of funds on satisfactory terms and rates. The Company uses such funds principally to finance the origination of installment loans under premium finance agreements. The Company obtains required funds from a variety of sources, including internal generation of funds, unsecured borrowings under lines of credit, direct issuance of commercial paper, placement of subordinated debt and the sale of common equity.

     As the Company increases the size of its business, it originates more installment loans receivable than it collects, resulting in a larger outstanding balance of installment loans receivable. For the six month periods ended June 30, 1996 and 1995, the Company originated installment loans receivable of $43,227,788 and $33,723,704, respectively, compared to installment loans collected for each period of $34,114,720 and $27,387,308, respectively. The result was an increase in outstanding installment loan receivables to $32,888,913 from $25,354,394 at June 30, 1996 and 1995, respectively.

     The growth in the Company's loan portfolio has been the single largest factor influencing the Company's cash flow from operations and its need for financing. The determining factor influencing the growth in the loan portfolio has been the extent to which the Company has been able to leverage its capital into subordinated debt and then into short-term senior debt. For the six month periods ended June 30, 1996 and 1995, net cash provided by operating activities was $2,273,671 and $715,264, respectively, which amounts were comprised primarily of net earnings, loss provisions, depreciation and amortization and other changes in assets and liabilities. For the six month periods ended June 30, 1996 and 1995, net cash provided by financing activities was $6,143,829 and $5,626,253, respectively, comprised of proceeds from bank notes and repayment of bank notes, proceeds from sales and repayments of commercial paper and the net proceeds and repayments of subordinated debt.

     The following table sets forth the amounts of installment loans receivable originated and the collections of installment loans receivable for the periods indicated.

                                                    For the Six Month Period
                                                         Ended June 30,
                                                    ------------------------
                                                     1996              1995
                                                     ----              ----

Installment loans originated ................    $ 43,227,788      $ 33,723,704

Installment loans collected .................    $ 34,114,720      $ 27,387,308

     The Company has no present plans related to significant capital expenditures. The Company is not aware of any pending legislation that would have a material effect on its capital requirements or business prospects.

    The Company is subject to minimum capital requirements imposed by certain of the states in which it is licensed. The Commonwealth of Pennsylvania requires an insurance premium finance company to have and maintain a minimum net worth of $50,000. The State of New York requires that insurance premium finance companies have and maintain equity capital equal to at least 10% of outstandings and, in any event, not less than $1,500. In addition, the Company is prohibited from declaring or paying any dividends on its capital stock (other than dividends payable solely in shares of Common Stock) pursuant to one of the Company's subordinated debt arrangements which matures on December 27, 2000.

     The sources of funds (other than internal generation of funds and the sale of common equity) which are presently available or being utilized by the Company are described below. Management believes that the sources of funds presently available to the Company are adequate for the conduct of its business at its present level. To the extent that the Company in the future expands its business and increases its total installment receivables outstanding beyond its present levels of funding, the Company will need to obtain additional sources of funds or expand existing sources of funds, which may not be available or, if available, may not be on terms acceptable to the Company.

Lines of Credit

     At June 30, 1996, the Company had unsecured short term lines of credit aggregating $29,000,000 available through seven commercial banks, under which $16,900,000 was outstanding. Amounts outstanding under these lines bear interest at variable rates over LIBOR. The Company pays fees to some of these banks in connection with these lines. These lines expire on various dates through June 30, 1997, although there can be no assurance that these lines will not be revoked, suspended or reduced at any time. No bank is contractually obligated to renew any such line. During the six month periods ended June 30, 1996 and 1995, the maximum aggregate amount outstanding under these lines at any time was $16,900,000 and $11,100,000, respectively.

Commercial Paper

     The Company directly issues its own commercial paper with maturities of up to 270 days, which is unsecured and is unrated by commercial paper rating agencies. Commercial paper outstanding at June 30, 1996 bore interest at fixed annual rates ranging from 5.94% to 6.70%. During the six month periods ended June 30, 1996, the maximum outstanding commercial paper net of prepaid discount at any month end was $2,649,355. Such commercial paper is generally sold to officers of the Company and their affiliates and to non-affiliated investors. The Company has obtained no commitments from any purchaser of its commercial paper regarding additional or future purchases. It is the Company's policy to maintain unused short-term bank lines of credit in an amount in excess of the amount of commercial paper outstanding. The interest rate on the Company's commercial paper has been and will continue to be determined by reference to prevailing interest rates in the commercial paper market. The Company does not anticipate any change in the level of financing provided by affiliates of the Company or any changes in the costs of financing provided by such affiliates. There can be no assurance, however, that such levels of financing will be maintained in the future.

Senior Subordinated Debt

     The Company has obtained unsecured senior subordinated debt in the amount of $4,010,000 from outside investors. The notes bear interest at a fixed rate of 12.50% and 14% and are due from November 1, 2000 to March 31, 2001.

     The notes due December 27, 2000 restrict the Company's ability, among other things, to merge, pay dividends and permit its business to be heavily concentrated with a single broker or agency. These notes contain various covenants requiring the Company to meet certain financial ratios and other restrictions on acquisitions and investments. The Company may, at its option, prepay the loan in whole or in part. However, with respect to these notes, the Company must reimburse the investors for any loss of margin on reemployment of the funds so paid. The Company does not currently anticipate prepaying or otherwise refinancing its existing senior subordinated debt prior to its maturity.

     In addition, the Company had obtained unsecured junior subordinated debt in the amount of $860,000 from various investors. These notes bear interest at a fixed rate of 12% and 14.25% and are due from February 16, 2001 to June 30,2001. The following table indicates amounts, rates and maturity dates as of June 30, 1996.

          Rate               Due Date                Amount
          ----               --------                ------
         14.25%             06/30/2001           $   810,000

         14.00%             11/01/2000               500,000

         14.00%             12/27/2000             3,000,000

         12.50%             03/31/2001               510,000

         12.00%             02/16/2001                50,000
                                                 -----------
                                                 $ 4,870,000
                                                 ===========

     Subordinated debt is generally sold to officers of the Company and their affiliates and to non-affiliated investors. The Company has obtained no commitments from any holder of its subordinated debt regarding additional or future purchases.

Other Potential Sources

     In addition to the sources of funds described above, management believes that the Company could obtain funds from the sale of finance receivables or participations in finance receivables to banks. The Company has in the past participated with banks on a pari passu basis in its installment paper. There can be no assurance that such sales or participations could be effected in the future on satisfactory terms, or at all.

     The Company continually engages in discussions with both current and prospective lenders regarding obtaining increases, in extensions of or additions to, both its short-term lines of credit and its subordinated borrowings. The Company is currently engaged in such discussions with several lenders, but can give no assurance as to whether or when such discussions will be favorably consummated.

PART II. OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits.

         None.

    (b)  Reports on Form 8-K

         None.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       STANDARD FUNDING CORP.


Date:  August 7, 1996                  /s/ Alan J. Karp
                                       -------------------------------------
                                       J. Karp
                                       President and Chief Executive Officer


Date:  August 7, 1996                  /s/ David E. Fisher
                                       -------------------------------------
                                       David E. Fisher
                                       Treasurer and Chief Financial Officer