Form 10QSB
period 1996-09-30
STANDARD FUNDING CORP
filed 1996-11-08
CIK 919007

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1996 Commission file number 0-23484


                             STANDARD FUNDING CORP.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


         New York                                                11-2523559
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


335 Crossways Park Drive, Woodbury, New York                         11797
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                          (Zip code)


                                 (516) 364-0200
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                   ----------

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    -----    -----

                                   ----------

Common Stock, $.001 par value, outstanding as of November 8, 1996: 2,760,000 shares

Transitional Small Business Disclosure Format:              Yes        No   X
                                                                -----     -----

                             STANDARD FUNDING CORP.
-------------------------------------------------------------------------------

                         Quarterly Report on Form 10-QSB
                     for the period ended September 30, 1996

                                TABLE OF CONTENTS
-------------------------------------------------------------------------------


PART I  -  FINANCIAL INFORMATION                                        Page
------     ---------------------                                        ----

Item 1      Financial Statements

            BALANCE SHEETS AT SEPTEMBER 30, 1996 AND
               DECEMBER 31, 1995 ....................................    3

            STATEMENTS OF INCOME FOR THE NINE MONTHS
               ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995 ......    4

            STATEMENTS OF INCOME FOR THE THREE MONTHS
               ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995 ......    5

            STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
               ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995 ......    6

            NOTES TO FINANCIAL STATEMENTS ...........................    7


Item 2      Management's Discussion and Analysis of Financial
               Condition and Results of Operations...................    9


PART II  -  OTHER INFORMATION
-------     -----------------

Item 6      Exhibits and Reports on Form 8-K.........................    14

-------------------------------------------------------------------------------

PART I.     FINANCIAL INFORMATION
-------     ---------------------
Item 1.     FINANCIAL STATEMENTS

                             STANDARD FUNDING CORP.
                           BALANCE SHEETS (UNAUDITED)

                                                      September 30,   December 31,
                                                      -------------   ------------
                                                          1996            1995
                                                          ----            ----
ASSETS
Cash ..............................................   $    123,174    $    939,869
                                                      ------------    ------------
Installment loans receivable
   under premium finance agreements ...............     32,324,284      24,170,397
Less: Unearned interest ...........................       (831,000)       (654,000)
      Allowance for possible credit losses (Note 2)       (246,000)       (208,000)
                                                      ------------    ------------
Installment loans receivable
   under premium finance agreements - net .........     31,247,284      23,308,397
Due from officers .................................        150,498         141,693
Property and equipment - net ......................        219,694         167,197
Other assets ......................................        612,146         243,889
                                                      ------------    ------------
   Total ..........................................   $ 32,352,796    $ 24,801,045
                                                      ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Notes payable to financial institutions ...........   $ 16,600,000    $ 10,300,000
Commercial paper issued ...........................      2,375,727       2,951,225
Amounts due to insurance companies ................      1,112,640         220,220
Accrued expenses and other ........................        513,725         195,246
Deferred income taxes payable .....................        234,000         185,727
                                                      ------------    ------------
   Total, exclusive of subordinated debt ..........     20,836,092      13,852,418
Subordinated debt .................................      4,913,000       4,765,000
                                                      ------------    ------------
   Total Liabilities ..............................     25,749,092      18,617,418
                                                      ------------    ------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, par value $.001 per share;
   1,000,000 authorized, none issued ..............           --              --
Common stock, par value $.001 per share;
   4,000,000 authorized, 2,760,000 shares
   issued and outstanding .........................          2,760           2,760
Additional paid-in capital ........................      3,991,501       3,991,501
Retained earnings .................................      2,609,443       2,189,366
                                                      ------------    ------------
   Total Shareholders' Equity .....................      6,603,704       6,183,627
                                                      ------------    ------------
      Total .......................................   $ 32,352,796    $ 24,801,045
                                                      ============    ============

                         See notes to financial statements.

                             STANDARD FUNDING CORP.
                        STATEMENTS OF INCOME (UNAUDITED)


                                                    Nine Months    Nine Months
                                                      Ended          Ended
                                                   September 30,  September 30,
                                                   -------------  -------------
                                                       1996           1995
                                                       ----           ----

NET INTEREST INCOME:
   Finance charge income and other ..............   $4,111,731     $3,492,549
   Less: Interest and other expenses on
   borrowings ...................................    1,344,137      1,054,324
                                                    ----------     ----------
        Net Interest Income .....................    2,767,594      2,438,225
                                                    ----------     ----------

OTHER EXPENSES:
   Operating expenses ...........................    1,346,352      1,275,605
   Selling expenses .............................      424,733        347,620
   Provisions for possible credit losses
    (Note 2) ....................................      296,380        224,684
                                                    ----------     ----------
      Total .....................................    2,067,465      1,847,909
                                                    ----------     ----------

INCOME BEFORE PROVISION FOR
  INCOME TAXES ..................................      700,129        590,316

PROVISION FOR INCOME TAXES ......................      280,052        236,126
                                                    ----------     ----------

NET INCOME ......................................   $  420,077     $  354,190
                                                    ==========     ==========

NET INCOME PER SHARE (Note 1) ...................   $      .15     $      .13
                                                    ----------     ----------

AVERAGE NUMBER OF
  SHARES OUTSTANDING ............................    2,760,000      2,760,000
                                                    ==========     ==========

                         See notes to financial statements.

                             STANDARD FUNDING CORP.
                        STATEMENTS OF INCOME (UNAUDITED)


                                                   Three Months   Three Months
                                                       Ended          Ended
                                                   September 30,  September 30,
                                                   -------------  -------------
                                                       1996           1995
                                                       ----           ----

NET INTEREST INCOME:
   Finance charge income and other ...............  $1,396,758     $1,223,293
   Less: Interest and other expenses on
   borrowings ....................................     481,930        389,626
                                                    ----------     ----------
         Net Interest Income .....................     914,828        833,667
                                                    ----------     ----------

OTHER EXPENSES:
   Operating expenses ............................     432,104        437,671
   Selling expenses ..............................     145,122        114,710
   Provisions for possible credit losses
   (Note 2) ......................................     104,595         65,854
                                                    ----------     ----------
      Total ......................................     681,821        618,235
                                                    ----------     ----------

INCOME BEFORE PROVISION FOR
   INCOME TAXES ..................................     233,007        215,432

PROVISION FOR INCOME TAXES .......................      93,203         86,172
                                                    ----------     ----------
NET INCOME .......................................  $  139,804     $  129,260
                                                    ==========     ==========

NET INCOME PER SHARE (Note 1) ....................  $      .05     $      .05
                                                    ----------     ----------

AVERAGE NUMBER OF
  SHARES OUTSTANDING .............................   2,760,000      2,760,000
                                                    ==========     ==========

                       See notes to financial statements.

                             STANDARD FUNDING CORP.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                    Nine Months     Nine Months
                                                       Ended           Ended
                                                   September 30,   September 30,
                                                       1996            1995
                                                   ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..................................   $    420,077    $    354,190
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Provision for possible credit losses .....        296,380         224,684
      Deferred income taxes ....................         48,273          42,306
      Depreciation and amortization ............         32,815          31,082
      Changes in assets and liabilities:
         Other assets ..........................        368,257          55,792
         Accrued expenses and other and amounts
            due to insurance companies .........      1,210,899         640,471
                                                   ------------    ------------
         Net cash provided by operating
            activities .........................      2,376,701       1,348,525
                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Installment loans receivable originated .....    (63,225,614)    (50,171,011)
   Collections of installment loans receivable .     54,245,028      43,968,501
   Purchase of equipment .......................        (85,312)       (100,548)
                                                   ------------    ------------
      Net cash used in investing activities ....     (9,065,898)     (6,303,058)
                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from bank notes - net ..............      6,300,000       3,200,000
   Proceeds (Repayment) of commercial paper
      issued - net .............................       (575,498)      1,619,814
   Proceeds (Repayment) of subordinated debt ...        148,000          75,000
                                                   ------------    ------------
      Net cash provided by financing activities       5,872,502       4,894,814
                                                   ------------    ------------

INCREASE (DECREASE) IN CASH ....................       (816,695)        (59,719)

CASH AT BEGINNING OF YEAR ......................        939,869         183,559
                                                   ------------    ------------

CASH AT END OF PERIOD ..........................   $    123,174    $    123,840
                                                   ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOWS INFORMATION:
   Income taxes paid ...........................   $    363,753    $    216,030
                                                   ============    ============
   Interest paid ...............................   $  1,224,467    $  1,054,324
                                                   ============    ============

                             STANDARD FUNDING CORP.
                          NOTES TO FINANCIAL STATEMENTS

        For the nine months ended September 30, 1996 and 1995 (unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES

   Business - Standard Funding Corp. (the "Company") provides loans to finance substantially all forms of property and casualty insurance premiums on policies which are written through independent insurance agents and brokers. The insurance policies are primarily held by commercial businesses.

   Interim Financial Statements - The financial statements for the three month and nine month periods ended September 30, 1996 and 1995 are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all the adjustments necessary for a fair presentation of the financial condition and results of operations for the three month and nine month periods ended September 30, 1996 and 1995. The interim financial results are not necessarily indicative of the results to be expected for a full year.

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

   Revenue and Credit Concentration - The Company receives substantially all of its revenues from financing arrangements made within the New York, New Jersey and Connecticut tri-state area. Accordingly, at September 30, 1996, substantially all of the Company's installment loans outstanding were from this geographic region.

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

   A summary of activity in the allowance for possible credit losses is as follows:

                                           Nine Months
                                              Ended          Year Ended
                                          September 30,     December 31,
                                          -------------     ------------
                                              1996             1995
                                              ----             ----

  Balance, beginning of period ......       $ 208,000        $ 150,000

  Provision..........................         296,380          304,740

  Charge-offs - net of recoveries of
  $22,627 and $38,205, respectively..        (258,380)        (246,740)
                                            ---------        ---------

  Balance, end of period.............       $ 246,000        $ 208,000
                                            =========        =========

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

Results of Operations

     Comparison of Nine Months Ended September 30, 1996 to Nine Months Ended September 30, 1995

     Finance charge income increased by 17.7% to $4,111,731 in the first nine months of 1996 from $3,492,549 in the first nine months of 1995 primarily because of an increase in total installment loans financed during the respective periods. Total installment loans originated increased 26.0% to $63,225,614 from $50,171,011. The Company's average receivables for the period ended September 30, 1996 increased 26.8% to $30,422,887 from $23,987,154 for the period ended
September 30, 1995. Interest expense for the period ended September 30, 1996 increased 27.5% to $1,344,137 from $1,054,324 for the period ended September 30, 1995, an increase of $289,813, due to an increase in borrowings. Selling and operating expenses increased during the period ended September 30, 1996 to $1,771,085 from $1,623,225 in the period ended September 30, 1995. This increase was primarily attributable to increases in salary rates and expenses. There was a 13.5% increase in the "spread" to $2,767,594 for the period ended September 30, 1996 from $2,438,225 for the period ended September 30, 1995.

     In comparing the periods, the number of contracts booked decreased to 19,034 from 20,506. The average size of each contract for the period ended September 30, 1996 increased 35.8% to $3,322 from $2,447 in the period ended September 30, 1995, an increase of $875, as the Company has concentrated on the commercial aspect of the business. Management estimates that approximately 85% of the Company's outstanding receivables are commercial accounts and approximately 15% are personal accounts.

     The provision for possible credit losses increased to $296,380 for the period ended September 30, 1996 from $224,684 for the period ended September 30, 1995. This increase of $71,696 is due primarily to the increase in installment loan receivables. The allowance for possible credit losses increased to $246,000 at September 30, 1996 from $193,000 at September 30, 1995.

     Comparison of Three Months Ended September 30, 1996 to Three Months Ended September 30, 1995

     Finance charge income increased by 14.2% to $1,396,758 in the third quarter of 1996 from $1,223,293 in the third quarter of 1995 primarily because of an increase in total installment loans financed during the respective periods. Total installment loans originated increased 22.4% to $19,997,827 from $16,335,740. The Company's average receivables for the third quarter of 1996 increased 27.9% to $32,632,433 from $25,522,139 for the third quarter of 1995. Interest expense for the third quarter of 1996 increased 23.7% to $481,930 from $389,626 for the third quarter of 1995, an increase of $92,304, due to an increase in borrowings. Selling and operating expenses increased during the third quarter of 1996 to $577,226 from $552,381 in the third quarter of 1995. This increase was primarily attributable to increases in salary rates and expenses. There was a 9.7% increase in the "spread" to $914,828 for the third quarter of 1996 from $833,667 for the third quarter of 1995.

     In comparing the periods, the number of contracts booked decreased to 5,594 from 6,322. The average size of each contract for the period ended September 30, 1996 increased 38.4% to $3,575 from $2,584 in the period ended September 30, 1995, an increase of $991, as the Company has concentrated on the commercial aspect of the business. Management estimates that approximately 85% of the Company's outstanding receivables are commercial accounts and approximately 15% are personal accounts.

     The provision for possible credit losses increased to $104,595 for the third quarter of 1996 from $65,854 for the third quarter of 1995. This increase of $38,741 is due primarily to the increase in installment loan receivables.

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

     As the Company increases the size of its business, it originates more installment loans receivable than it collects, resulting in a larger outstanding balance of installment loans receivable. For the nine month periods ended September 30, 1996 and 1995, the Company originated installment loans receivable of $63,225,614 and $50,171,011, respectively, compared to installment loans collected for each period of $54,245,028 and $43,968,501, respectively. The result was an increase in outstanding installment loan receivables to $32,324,284 from $25,390,546 at September 30, 1996 and 1995, respectively.

     The growth in the Company's loan portfolio has been the single largest factor influencing the Company's cash flow from operations and its need for financing. The determining factor influencing the growth in the loan portfolio has been the extent to which the Company has been able to leverage its capital into subordinated debt and then into short-term senior debt. For the nine month periods ended September 30, 1996 and 1995, net cash provided by operating activities was $2,376,701 and $1,348,525, respectively, which amounts were comprised primarily of net earnings, loss provisions, depreciation and amortization and other changes in assets and liabilities. For the nine month periods ended September 30, 1996 and 1995, net cash provided by financing activities was $5,872,502 and $4,894,814, respectively, comprised of proceeds from bank notes and repayment of bank notes, proceeds from sales and repayments of commercial paper and the net proceeds and repayments of subordinated debt.

     The following table sets forth the amounts of installment loans receivable originated and the collections of installment loans receivable for the periods indicated.

                                                  For the Nine Month Period
                                                      Ended September 30,
                                                  -------------------------

                                                      1996          1995
                                                      ----          ----

  Installment loans originated.................   $63,225,614   $50,171,011

  Installment loans collected..................   $54,245,028   $43,968,501

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

Lines of Credit

     At September 30, 1996, the Company had unsecured short term lines of credit aggregating $31,500,000 available through six commercial banks, under which $16,600,000 was outstanding. Amounts outstanding under these lines bear interest at variable rates over LIBOR. The Company pays fees to some of these banks in connection with these lines. These lines expire on various dates through June 30, 1997, although there can be no assurance that these lines will not be revoked, suspended or reduced at any time. No bank is contractually obligated to renew any such line. During the nine month periods ended September 30, 1996 and 1995, the maximum aggregate amount outstanding under these lines at any time was $17,300,000 and $11,200,000, respectively.

Commercial Paper

     The Company directly issues its own commercial paper with maturities of up to 270 days, which is unsecured and is unrated by commercial paper rating agencies. Commercial paper outstanding at September 30, 1996 bore interest at fixed annual rates ranging from 5.38% to 6.74%. During the nine month periods ended September 30, 1996, the maximum outstanding commercial paper net of prepaid discount at any month end was $2,649,355. Such commercial paper is generally sold to officers of the Company and their affiliates and to non-affiliated investors. The Company has obtained no commitments from any purchaser of its commercial paper regarding additional or future purchases. It is the Company's policy to maintain unused short-term bank lines of credit in an amount in excess of the amount of commercial paper outstanding. The interest rate on the Company's commercial paper has been and will continue to be determined by reference to prevailing interest rates in the commercial paper market. The Company does not anticipate any change in the level of financing provided by affiliates of the Company or any changes in the costs of financing provided by such affiliates. There can be no assurance, however, that such levels of financing will be maintained in the future.

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

     In addition, the Company had obtained unsecured junior subordinated debt in the amount of $903,000 from various investors. These notes bear interest at a fixed rate of 11.25%, 12% and 14.25% and are due from February 16, 2001 to September 30, 2001. The following table indicates amounts, rates and maturity dates as of September 30, 1996.

             Rate                  Due Date                 Amount
             ----                  --------                 ------

            14.25%                06/30/2001            $   810,000

            14.00%                11/01/2000                500,000

            14.00%                12/27/2000              3,000,000

            12.50%                03/31/2001                510,000

            12.00%                02/16/2001                 50,000

            11.25%                09/30/2001                 43,000
                                                        -----------

                                                        $ 4,913,000
                                                        ===========

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

PART II. OTHER INFORMATION
-------  -----------------

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits.

         None.

    (b)  Reports on Form 8-K

         None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       STANDARD FUNDING CORP.


Date:  November 8, 1996                 /s/ Alan J. Karp
                                       -------------------------------------
                                       Alan J. Karp
                                       President and Chief Executive Officer


Date:  November 8, 1996                 /s/ David E. Fisher
                                       -------------------------------------
                                       David E. Fisher
                                       Treasurer and Chief Financial Officer