Form 10KSB
period 1996-12-31
STANDARD FUNDING CORP
filed 1997-03-31
CIK 919007

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------


                                   Form 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee
                                    required)
                   For the fiscal year ended December 31, 1996

                         Commission File Number 0-23484

                             STANDARD FUNDING CORP.
                 (Name of Small Business Issuer in Its Charter)

                New York                                       11-2523559
     (State or Other Jurisdiction of                        (I.R.S. Employer
     Incorporation or Organization)                        Identification No.)

335 Crossways Park Drive, Woodbury, New York                      11797
     (Address of Principal Executive Offices)                  (Zip Code)

                                 (516) 364-0200
                (Issuer's Telephone Number, Including Area Code)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, $.001 par value
                                -----------------

    Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

    State issuer's revenues for its most recent fiscal year:  $5,670,276.

    State the aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $6,983,288 based on the price at which the stock was sold on March 24, 1997.

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,760,000 shares of Common Stock, $.001 par value per share, were outstanding at March 27, 1997.

Transitional Small Business Disclosure Format (check one): Yes ______   No X

                       DOCUMENTS INCORPORATED BY REFERENCE

    The information called for by Part III, Items 9, 10, 11 and 12 is incorporated herein by reference from Standard Funding Corp.'s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 1997 which will be filed on or before April 4, 1997.

=======================================================================

                             STANDARD FUNDING CORP.

                        1996 ANNUAL REPORT ON FORM 10-KSB


Item                                                                   Page
Number                                                               Number
------                                                               ------

                                     PART I

1.  Description of Business                                              1

2.  Description of Property                                              5

3.  Legal Proceedings                                                    5

4.  Submission of Matters to a Vote of Security-Holders                  5

                                     PART II

5.  Market for the Company's Common Equity and
     Related Shareholder Matters                                         6

6.  Management's Discussion and Analysis or Plan of Operation            6

7.  Financial Statements                                                10

8.  Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure                             10


                                    PART III

9.  Directors, Executive Officers, Promoters and Control Persons;
     Compliance with Section 16(a) of the Exchange Act.                 11

10. Executive Compensation 11

11. Security Ownership of Certain Beneficial Owners and Management      11

12. Certain Relationships and Related Transactions                      11

    Index to Financial Statements                                      F-1

PART I

Item 1. Description of Business.

        General

         Standard Funding Corp. (the "Company"), incorporated in New York in 1978, is a financial services company engaged in the business of financing the payment of insurance premiums. The Company offers financing of approximately 75 to 85% of an insurance premium to individual and commercial purchasers of property, casualty and liability insurance who wish to pay their insurance premiums on an installment basis. Whereas many insurance carriers require advance payment of a full year's premium, the Company allows the insured to spread the cost of the insurance policy over time.

         The Company finances insurance premiums without assuming the risk of loss borne by insurance carriers. When the insured buys an insurance policy from an independent insurance agent or broker who offers financing through the Company, the insured generally pays a down payment of approximately 15% to 25% of the total premium and signs a premium finance agreement for the balance. Under the terms of the Company's standard form of financing contract, the Company is given the power to cancel the insurance policy if there is a default in the payment on the finance contract and to collect the unearned portion of the premium from the insurance carrier. The down payment is set at a level designed, in the event of cancellation of a policy, such that the return premium from the insurance carrier is sufficient to cover the loan balance plus interest and other charges due to the Company. To finance its insurance premium loans, the Company relies primarily on proceeds of short-term lines of credit, subordinated debt, the issuance of commercial paper and the sale of equity. The Company derives profit to the extent that interest earned and fees charged generate income exceeding the interest expense for borrowed funds and the Company's operating and selling expenses and provision for possible credit losses.

         The Company is licensed as an insurance premium finance company in the States of New York, New Jersey, Connecticut, Commonwealth of Pennsylvania, Massachusetts, District of Columbia and in Maryland. Management believes that 95% of the total premiums financed by the Company as of December 31, 1996 originated in New York. Management estimates that approximately 87% of the Company's outstanding receivables are commercial accounts and approximately 13% are personal lines. At December 31, 1996, the Company had approximately 16,800 active accounts.

            The Company's marketing strategy is based on establishing and maintaining relationships with insurance agents by offering a high degree of service. Senior management is directly involved in the Company's marketing efforts which currently focus on commercial accounts. The Company believes that these accounts provide higher returns at lower risk than other sectors of the marketplace. The Company has three marketing sales executives.

         Industry Background

         Premium finance companies are licensed to finance property, casualty and liability insurance premiums for corporate and individual insured's that are unable to or do not wish to pay an entire insurance premium in one lump sum. The insured may be able to finance a premium with an affiliated company of the insurance carrier, if any, an independent premium finance company such as the Company, a bank or other lending institution. Customarily, insurance agents utilize the services of premium finance companies to assist in the sale of an insurance policy to their customers. Upon the execution of a finance agreement with the insured, the agent forwards the completed documents to a premium finance company. The premium finance company then pays the premium in full to the insurance carrier, agent, or broker. The premium finance company collects principal and interest from the insured (borrower) in the form of an installment payment. In the event the insured (borrower) defaults, the Company has the right to cancel the insurance policy by mailing a notice of cancellation to the insurance carrier. The insurance carrier is then required by state law to refund the gross unearned premium in full to the finance company for the benefit of the insured.

         Insurance Premium Financing Services

         The Company offers financing to qualified purchasers of various types of insurance policies including coverage for property, casualty and liability insurance, of up to approximately 75% to 85% of the entire premium for such policies. The Company's standard form of premium finance agreement discloses to the insured, among other things, the price of the total premium; the amount of the cash down payment made; the amount financed; the amount of the finance charge; the amount which will be paid after the insured has made all payments as scheduled; the applicable annual percentage rate charged; a late charge is due in the event a payment is late; the insured's are entitled to a refund of part of the finance charge in the event of prepayment by the insured; the giving of a security interest in any and all unearned return premiums which may become payable under the policy; and the insured's appointment of the Company as his attorney-in-fact with all authority to cancel the policy and to receive from the insurance carrier the unearned portion of the premium. The Company's agreements generally provide for monthly payments over a period of between seven to nine months on a one-year policy.

         Each insurance broker in the Company's referral network is provided with financing kits. When an insured seeks premium financing, the broker completes (and has the insured sign) the Company's form of premium finance agreement and collects a down payment of approximately 15% to 25% of the total premium. The broker also signs the contract to certify that the insurance policy has been issued and delivered and warrants to the correctness of the information in the premuim finance agreement. The broker submits the original and one copy of the executed premium finance agreement to the Company, along with its check or the insured's certified check or money order for the down payment. Upon acceptance of the finance contract, the Company issues a check payable to the insurance carrier, agent, or broker for the total premium. The Company inputs all information into its computer system and sends a payment book to the insured with the first payment due approximately 30 days from the effective date of coverage. The Company gives notice to the carrier of its interest in the policy and informs the carrier that any return premium must be sent to the Company in the event of cancellation of the policy.

         If the insured is in the New York Automobile Insurance Plan ("NYAIP"), this procedure varies with respect to payment procedure. For NYAIP accounts, the vast majority of which are personnel lines, the broker submits to the insurance company the insurance application, a copy of the finance contract and a draft written on the Company's account payable to NYAIP or the assigned carrier. The Broker simultaneously sends the Company its check or the insured's certified check or money order for the down payment along with the original and one copy of the finance agreement. Due to competitive pressures, agents also have drafting authority in certain instances with respect to non-NYAIP business, which is largely commercial.

         Although the insured is primarily liable on his finance contract, the Company does not look solely to his creditworthiness for payment. Rather, the insured assigns to the Company his interest in any unearned premium he may attain in the financed insurance policy as security for his loan and grants to the Company the power to cancel the insurance policy, and collect the unearned premium, if there is a default in payment on the finance contract. Thus, the unearned premiums held by the insurance company provide a collateral source of payment on a delinquent finance contract.

         The Company endeavors to increase revenues by using its resources to finance as many premiums as is practicable. From the inception of the Company's operations through December 31, 1996, the Company has financed the premiums on over 150,000 insurance policies. The Company currently does business with over 700 insurance brokers, over 500 insurance companies and had, during the year ended December 31, 1996, average amounts originally financed of approximately $3,420 per finance contract.

         In order to minimize losses, the Company will not finance premiums unless the insurance policy provides for the return of unearned premiums connected therewith upon cancellation. The Company generally requires policyholders to make a loan payment sufficient to insure that at all times the unearned premium available for refund will pay the loan balance plus interest and other charges. Advance payment of approximately 15% to 25% of the premium generally ensures such margin.

         Any monies paid for insurance coverage for time extending after the cancellation date constitute "unearned premiums" and must, under applicable state statutes, be refunded to the insured. The Company's form of premium finance agreement provides that all such refunds be remitted by the insurance carrier to the Company on behalf of the insured. Before it forwards the refund to the insured (or to the broker on behalf of the insured where state regulations require), the Company deducts all interest, service and late charges due it. In the Company's experience, the time periods between the cancellation date and receipt of the refund of unearned premiums has averaged between 60 and 120 days. There can be no assurances, however, that the Company will not experience increasing delays in collecting, or inability to collect, such refunds in the future.

         Upon receipt of the gross return premium from the insurance carrier, and the crediting of this return to the insured's account, debit balances might still be reflected in certain instances. The causes of such a situation include improper disclosure of information to insurance agents on the insured's application for insurance or clerical errors by Company personnel. The Company uses its in-house collection department in an attempt to collect such balances. If in-house efforts are unsuccessful, the use of external collection attorneys is initiated. Certain transactions are written with recourse against the producing agent, broker or agency and/or offsetting reserves to a few selected insurance producers.

         The Company charges against income a general provision for possible losses on finance receivables in such amounts as management deems appropriate. Case-by-case direct write-offs, net of recoveries on finance receivables, are charged to the Company's allowance for possible losses. The amount of such allowance is reviewed periodically in light of economic conditions, the status of the outstanding finance receivables and other factors. The following table sets forth information concerning the Company's allowance for possible credit losses on finance receivables and its loss experience for the year ended December 31, 1996.
                                                                Year Ended
                                                             December 31, 1996
                                                          --------------------
                                                          (Dollars in Thousands)
Allowance for possible losses at beginning of period              $ 208
Provision for possible losses during period                         583
Charge offs during period                                          (538)
Amounts recovered during period                                      47
                                                                  -----
Allowance for possible losses at end of period                    $ 300
                                                                  =====
Percentage of allowance for possible losses to
  finance receivables outstanding at end of period                .91%
Percentage of net losses to finance
  receivables liquidated during period                            .62%

         The Company bears the credit risk of collections from insurance carriers. Upon a carrier becoming insolvent and unable to pay claims to an insured or refund unearned premiums upon cancellation of a policy to a finance company, each state provides a state guaranty fund that will pay such refund, less a per claim deductible in certain states. The Company seeks to diversify its financing activities among a wide range of brokers and insurance carriers. The Company experienced the insolvency of five insurance carriers in New York and one in New Jersey. The Company filed its claims with the appropriate liquidation departments and received its return premiums from the respective guaranty funds.

         Sales and Marketing

         The Company generates business through referrals from independent insurance agents and brokers, and through its own sales efforts. Such brokers are associated with various insurance companies. Insurance brokers may refer financing business to an insurance premium financing company because such companies can assist them in servicing their clients, particularly where the insurance carrier does not offer an installment payment option. Since the Company has no contracts with any brokers to continue to refer business to the Company, there can be no assurance that brokers presently directing financing business to the Company will continue to do so or that the Company will be able to locate and establish relationships with additional brokers.

         The Company believes that it offers more flexibility with regard to late payments and policy cancellations than affiliated companies of insurance carriers, banks and other lending institutions which generally subject a policy to automatic cancellation on a designated date if a premium payment is late. It is the Company's general policy to notify the broker immediately when any payment is past due, thereby allowing the broker to arrange with the insured for payment and to prevent cancellation of the policy. Under certain circumstances the grace period can be extended, thereby avoiding cancellation of the policy and the loss of part of the broker's commission which may result from such cancellation. No assurances can be given that the affiliated companies of the insurance carriers, banks and other lending institutions will not add greater flexibility to their insurance financing business practices and, in the event this should occur, there may be a material adverse effect on the Company's business operations.

         Regulation

         The Company's operations are regulated by state statutes, and regulations promulgated thereunder, which provide for the licensing, administration and supervision of premium finance companies. Such statutes and regulations impose significant restrictions on the operation of the Company's business.

         The Company is currently licensed to do business in New York, New Jersey, Connecticut, Commonwealth of Pennsylvania, Massachusetts, District of Columbia, and Maryland. The Company must renew its license to operate as a premium finance company each year in New York, Connecticut, Pennsylvania, Massachusetts, District of Columbia, Maryland and once every two years in New Jersey. The Company is also subject to periodic examinations and investigations by state regulators. The licensing agency for insurance premium finance companies is the Banking Department in New York and New Jersey, the Insurance Department in Connecticut and Pennsylvania, the Division of Banks in Massachusetts and the Insurance Administration in the District of Columbia and Maryland.

         State statutes and regulations impose minimum capital requirements, govern the form and content of financing agreements and limit the interest and service charges the Company may impose. The Commonwealth of Pennsylvania requires a minimum net worth of $50,000. The State of New York requires that equity capital be equal to at least 10% of outstandings and, in any event, not less than $1,500.

         State statutes also prescribe notice periods prior to the cancellation of policies for non-payment, limit delinquency and collection charges and govern the procedure for cancellation of policies and collection of unearned premiums.

         Changes in the regulation of the Company's activities, such as increased rate regulation, could have an adverse effect on the Company's operations. The statutes do not provide for automatic adjustments in the rates a premium finance company may charge. Consequently, during periods of high prevailing interest rates on institutional indebtedness and fixed statutory ceilings on rates the Company may charge its insured's, the Company's ability to operate profitably could be adversely affected.

         Competition

         The Company encounters intense competition from numerous other firms, including companies affiliated with insurance carriers, independent insurance brokers who offer premium finance services, banks and other lending institutions. Some of the Company's competitors are larger and have greater financial and other resources and are better known to consumers than the Company. In addition, there are few, if any, barriers to entry in the event other firms, particularly insurance carriers and their affiliates, seek to compete in this market.

         The market for premium finance companies is two-tiered. The first tier is that of national companies that are owned by insurance companies, banks, and commercial finance companies. In this group are five companies that on a combined basis finance over $9 billion per annum of premium finance agreements. Management believes that one of these companies financed over $3 billion in insurance premiums in 1996 and is a major competitor of the Company. The second tier is comprised of smaller local companies and is highly fragmented.

         The Company believes that it offers better service and more flexibility with regard to late payments and policy cancellations than affiliates of insurance carriers, banks and other lending institutions. The Company competes with these entities by emphasizing a high level of knowledge of the insurance industry, flexibility in structuring financing transactions and the timely purchase of qualifying contracts. The Company believes that its commitment to account service also distinguishes it from its competitors. It is the Company's general policy to notify the insurance agent when an insured is in default and to assist in collection, if requested by the agent. To the extent that affiliates of insurance carriers, banks, and other lending institutions add greater service and flexibility to their financing practices in the future, the Company's operations could be adversely affected. There can be no assurance that the Company will be able to continue to compete successfully in its markets.

         Personnel

         The Company's staff consists of 31 employees (all of whom are full-time employees), including three executive officers, three sales and marketing representatives and 25 clerical and administrative employees.

Item 2. Description of Property.

         The Company's offices are located at 335 Crossways Park Drive, Woodbury, New York 11797. The Company leases (from a non-affiliated person) approximately 5,676 square feet of office space at a cost of $8,967 per month under a five-year lease expiring on the 31st day of May 2001.

Item 3. Legal Proceedings.

         The Company is not a party to any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

         None.

PART II

Item 5. Market for the Company's Common Equity and Related Shareholder Matters.

         The Company's Common Stock has been listed on the Nasdaq SmallCap Market under the symbol "SFUN" and traded publicly since August 9, 1994. The table below sets forth, for the periods indicated, the high and low bid prices per share of Common Stock, as reported on the Nasdaq SmallCap Market.

                1995 Period                   High                 Low
                -----------                   ----                 ---
         First Quarter                     $ 3 7/8               $ 3 3/8
         Second Quarter                    $ 4 1/8               $ 3 3/4
         Third Quarter                     $ 4 3/8               $ 3 1/4
         Fourth Quarter                    $ 5 11/16             $ 3 7/8

                1995 Period                   High                 Low
                -----------                   ----                 ---
         First Quarter                     $ 6 1/16              $ 4 3/4
         Second Quarter                    $ 5                   $ 4 7/16
         Third Quarter                     $ 4 7/16              $ 3 3/4
         Fourth Quarter                    $ 4 3/4               $ 3 3/4

         There were 463 shareholders of record of the Company's Common Stock as of December 31, 1996. The Company has not declared or paid any dividends on its Common Stock since its inception. It is the present intention of the Company to retain any future earnings to provide funds for the operation and expansion of its business. Future payment of dividends, if any, will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors may deem relevant. The Company is prohibited from declaring or paying any dividends on its capital stock (other than dividends payable solely in shares of its Common stock) pursuant to one of the Company's subordinated debt arrangements which matures on December 27, 2000.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Results of Operations

         The Company derives profits to the extent that finance rates and fees charged generate income exceeding the Company's cost of funds, operating and selling expenses and provision for possible credit losses. The Company borrows funds from various financial institutions in the wholesale market and from other sources and lends such funds on a secured basis to individual and commercial purchasers of property and casualty insurance. The cost of borrowed funds (interest expense) constitutes by far the largest expense of the Company and to a large degree is beyond the control of the Company. The difference between finance charge income and the Company's cost of funds is sometimes referred to as net interest income or "spread." The Company's "spread" is affected by changes in market interest rates, competitive conditions and other factors. Presently, all of the Company's lines of credit are on a variable rate basis and all of its commercial paper and subordinated debt is on a fixed rate basis. See "Liquidity and Capital Resources." While the Company's installment loans receivable are all on a fixed rate basis, the rapid rate of turnover of the Company's total loan portfolio, 3.1 times in both 1996 and 1995, and the short term to maturity of its outstanding installment loans, with an average maturity of approximately four months at December 31, 1996, help to reduce the Company's exposure to interest rate fluctuations.

         The following table sets forth the spread that the Company has maintained for the last two fiscal years, based upon average receivables at year end:

                                                         Year Ended December 31,
                                                       -------------------------
                                                            1996          1995
                                                            ----          ----
                                                         (Dollars in Thousands)
Average Installment Loans Receivable - net                  $27,578      $20,980
Net Interest Income (Spread)                                  3,743        3,185
% of Spread to Average Loans Receivable                        13.6         15.2

         The Company is presently licensed to do business in the States of New York, New Jersey, Connecticut, Commonwealth of Pennsylvania, Massachusetts, District of Columbia and Maryland. At December 31, 1996, management estimates that in excess of 95% of premium finance receivables were with New York insured's.

         The following table sets forth certain income statement items as a percentage of total finance charge income:

                                                      Year Ended December 31,
                                                     -------------------------
                                                         1996       1995
                                                         ----       ----

NET INTEREST INCOME:
     Finance charge income and other                    100.00%    100.00%
     Less: Interest and other expenses on borrowings     33.99      31.21
                                                        ------     ------
          Net interest income                            66.01      68.79
                                                        ------     ------

OTHER EXPENSES:
     Operating expenses                                  30.15      35.38
     Selling expenses                                     9.96      10.02
     Provision for possible credit losses                10.29       6.58
                                                        ------     ------
     Total                                               50.40      51.98
                                                        ------     ------

INCOME BEFORE PROVISION FOR INCOME TAXES                 15.61      16.81

PROVISION FOR INCOME TAXES                                5.99       7.54
                                                        ------     ------

NET INCOME                                                9.62%      9.27%
                                                        ======     ======

         Finance charge income increased by 22.4% to $5,670,276 in the year ended December 31, 1996 from $4,630,812 for the year ended December 31, 1995 primarily because of an increase in total installment loans financed. Total installment loans financed increased 31.3% to $84,900,735 from $64,685,837 and the number of contracts representing these loans decreased 4.5% to 24,897 from 26,075. The Company's average receivables for the year ended December 31, 1996 increased 31.4% to $27,578,317 from $20,980,258 for the year ended December 31, 1995. Interest expense for the year ended December 31, 1996 increased 33.3% to $1,927,372 from $1,445,375 for the year ended December 31, 1995, an increase of $481,997. This increase in interest expense is due primarily to the increase in average receivables. Operating and selling expenses increased by 8.2% to $2,274,630 in the year ended December 31, 1996 from $2,102,601 in the year ended December 31, 1995. Due to the $1,039,464 increase in finance charge income, compared to only an $481,997 increase in interest expense, there was a 17.5% increase in the "spread" to $3,742,904 for the year ended December 31, 1996 from $3,185,437 for the year ended December 31, 1995.

         The provision for possible credit losses increased by 91.4% to $583,398 for the year ended December 31, 1996 from $304,740 for the year ended December 31, 1995. This increase of $278,658 is due to the increase in finance receivables, including an increase in the balance of allowance for possible credit losses. Past due amounts represent policies that the Company has cancelled and is waiting to receive return premiums, and include policies where the insurance carrier has credited the return premium to the broker or agent who originated the policy and who subsequently is required to forward such amount to the Company. For the year ended December 31, 1996, the percentage of past due finance receivables to total finance receivables outstanding decreased to 4.05% from 4.26% for the year ended December 31, 1995.


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

         As the Company increases the size of its business, it originates more installment loans receivable than it collects, resulting in a larger outstanding balance of installment loans receivable. For the years ended December 31, 1996 and 1995, the Company originated installment loans receivable of $84,900,735 and $64,685,837 respectively, compared to installment loans collected for each period of $75,021,501 and $59,724,820 respectively. The result was an increase in net outstanding installment loan receivables of $31,828,236 from $23,308,397 respectively, at December 31, 1996 and 1995.

         The growth in the Company's loan portfolio has been the single largest factor influencing the Company's cash flow from operations. The determining factor influencing the growth in the loan portfolio has been the extent to which the Company has been able to leverage its capital into subordinated debt and then into short-term senior debt. For years ended December 31, 1996 and 1995, net cash provided by operating activities was $1,701,219 and $26,021 respectively, which amounts were comprised primarily of net earnings, loss provisions, depreciation and amortization and other changes in assets and liabilities. For the years ended December 31, 1996 and 1995, net cash provided by financing activities was $7,526,440 and $5,808,410 respectively, comprised primarily of proceeds from bank notes and repayment of bank notes, proceeds from sales and repayments of commercial paper, net proceeds of subordinated debt and the sale of accounts receivable participation program.

         The Company has no present plans related to significant capital expenditures but does intend to add marketing locations in order to increase its volume of new business. The Company does not expect that such additional marketing locations will require any significant capital expenditures. The Company is not aware of any pending legislation that would have a material effect on its capital requirements or business prospects.

         The Company is subject to minimum capital requirements imposed by certain of the states in which it is licensed. In addition, the Company is prohibited from declaring or paying any dividends on its capital stock (other than dividends payable solely in shares of Common Stock) pursuant to one of the Company's subordinated debt arrangements which matures on December 27, 2000.

         The sources of funds (other than internal generation of funds) which are presently available or have been utilized by the Company are described below. Management believes that the sources of funds presently available to the Company are adequate for the conduct of its business at its present level. To the extent that the Company in the future expands its business and increases its total installment receivables outstanding beyond its present levels of funding, which may not be available or, if available, may not be on terms acceptable to the Company.

         Lines of Credit. At December 31, 1996, the Company had unsecured short term lines of credit aggregating $31,500,000 available through six commercial banks, under which $17,600,000 was outstanding. Amounts outstanding under these lines bear interest at prime or a certain percentage over LIBOR. The Company pays commitment fees to some of these banks in connection with these lines. These lines expire on various dates through June 30, 1997, although there can be no assurance that these lines will not be revoked, suspended or reduced at any time. No bank is contractually obligated to renew any such line. During the years ended December 31, 1996 and 1995, the maximum aggregate amount outstanding under these lines at any time was $17,600,000 and $11,200,000, respectively.

         Commercial Paper. The Company directly issues its own commercial paper with maturities of up to 270 days, which is unsecured and is unrated by commercial paper rating agencies. Commercial paper outstanding at December 31, 1996 bore interest at fixed annual rates ranging from 5.8% to 6.8%. During the years ended December 31, 1996 and 1995, the maximum outstanding commercial paper at any month end was $2,649,355 and $5,045,123, respectively. Such commercial paper is generally sold to officers of the Company and their affiliates and to non-affiliated investors. The Company has obtained no commitments from any purchaser of its commercial paper regarding additional or future purchases. It is the Company's policy to maintain unused short-term bank lines of credit in an amount in excess of the amount of commercial paper outstanding. The interest rate on the Company's commercial paper has been and will continue to be determined by reference to prevailing interest rates in the commercial paper market. The Company does not anticipate any change in the level of financing provided by affiliates of the Company or any changes in the costs of financing provided by such affiliates. There can be no assurance, however, that such levels of financing will be maintained in the future.

         Subordinated Debt. The Company has obtained unsecured senior subordinated debt in the amount of $4,010,000 from outside investors. The notes bear interest at fixed rates from 12.50% to 14% and are due from November 1, 2000 to March 31, 2001. The notes restrict the Company's ability, among other things, to merge, pay dividends and permit its business to be heavily concentrated with a single broker or agency. Several of the underlying agreements also contain various covenants requiring the Company to meet certain financial ratios and other restrictions on acquisitions and investments. The Company may, at its option, prepay the loans in whole or in part. However, with respect to several of the notes, the Company must reimburse the investors for any loss of margin on reemployment of the funds so repaid. The Company does not currently anticipate prepaying or otherwise refinancing its existing senior subordinated debt prior to its maturity. In addition, the Company has obtained unsecured subordinated debt from various investors. The interest rates are fixed and vary in term. The following table indicates amounts, rates and maturity dates as at December 31, 1996.

               Rate                    Due Date                       Amount
               ----                    --------                       ------

               14.25%                  06/30/2001                 $    810,000
               14.00%                  11/01/2000                      500,000
               14.00%                  12/27/2000                    3,000,000
               12.50%                  03/31/2001                      510,000
               12.00%                  02/16/2001                       50,000
               11.25%                  09/30/2001                       43,000
                                                                  ------------
                                                                  $  4,913,000
                                                                  ============

         Subordinated debt is generally sold to officers and directors of the Company and their affiliates and to non-affiliated investors. The Company has obtained no commitments from any holder of its subordinated debt regarding additional or future purchases.

         Other Sources. In addition to the sources of funds described above, the Company has sold to a bank a participating interest in certain receivables. The interest in these receivables have been sold on a pari passu basis without any recourse to the Company.

         The Company continually engages in discussions with both current and prospective lenders regarding obtaining increases in, extensions of or additions to, both its short-term lines of credit, its subordinated borrowings and its participation program. The Company is currently engaged in such discussions with several lenders, but can give no assurance as to whether or when such discussions will be favorably consummated.


Item 7. Financial Statements.

         The Company's financial statements begin on page F-3. Reference is made to the Index to Financial Statements on page F-1 herein.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

         The Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 1997, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-KSB pursuant to General Instruction E(3) of Form 10-KSB, will provide the information required under Part III (Items 9, 10, 11 and 12).

Item 13. Exhibits, List and Reports on Form 8-K.

(a)  Exhibits

       *3.1     Restated Certificate of Incorporation of the Company.
       *3.2     By-laws of the Company.
       *4.1     Specimen certificate for shares of Common Stock of the Company.
       *4.2     Form of Representatives' Warrants.
       *4.3     Form of Registration Rights Agreement between the Company and
                Bernard G. Palitz.
      *10.1     Equity Incentive Plan of the Registrant, as amended.
      *10.2     Form of Financial Consulting Agreement between the Registrant and the Representatives.
      *10.3     Promissory Note in the amount of $3,000,000 payable to
                National Westminster Bank USA.
      *10.4     Grid Promissory Note in the amount of $2,500,000 payable to
                Atlantic Bank of New York.
      *10.5     Promissory Note in the amount of $3,000,000 payable to the
                Bank of New York.
      *10.6     Grid Demand Promissory Note in the amount of $3,000,000
                payable to The Chase Manhattan Bank, N.A.
      *10.7     Demand Grid Note in the amount of $2,000,000 payable to Marine
                Midland Bank, N.A.
      *10.8     Fixed Rate Senior Subordinated Note in the amount of
                $2,000,000 payable to National Westminster Bank USA, together with a Loan Agreement between the Registrant and National
                Westminster Bank USA with respect thereto.
      *10.9     Lease for premises at 335 Crossways Park Drive, Woodbury, New
                York.
      *10.10    Consulting Agreement between the Company and American Credit
                Management Inc.
      *10.11    Employment Agreement between the Company and Alan J. Karp.
      *10.12    Employment Agreement between the Company and David E. Fisher.
     **10.13    Promissory Note in the amount of $3,000,000 payable to
                Chemical Bank.
     **10.14    Promissory Note in the amount of $4,000,000 payable to the
                Bank of New York.
     **10.15    Letter agreement dated May 9, 1995 increasing demand Grid Note payable to Marine Midland Bank, N.A. previously filed as
                Exhibit 10.7 herein, to $3,000,000.
     **10.16    Note agreement in the amount of $3,000,000 payable to Bernard G.
                Palitz, members of Mr. Palitz's family and persons affiliated with Mr. Palitz, together with form of 14% Senior Subordinated
                Note due December 27, 2000 with respect thereto.
     **10.17    Form of 12.50% Senior Subordinated Notes due March 31, 2001
                payable to various non-affiliated investors in the aggregate amount of $485,000.

     **10.18    14% Senior Subordinated Note due November 1, 2000 payable to
                Claire Cohn in the amount of $500,000.
     **10.19    14.25% Junior Subordinated Notes due June 30, 2001 payable to
                David Fisher in the aggregate amount of $490,000.
     **10.20    14.25% Junior Subordinated Notes due June 30, 2001 payable to
                U.S. Clearing Corp. - Alan Karp -Ira Rollover in the aggregate amount of $110,000.
     **10.21    Form of 14.25% Junior Subordinated Notes due June 30, 2001
                payable to Sharon Goldaber in the amount of $80,000.
     **10.22    12% Junior Subordinated Note due February 16, 2001 payable to
                J.C.F. Consulting Corp. in the amount of $50,000.
     **10.23    14.25% Junior Subordinated Note due June 30, 2001 payable to
                Herb and Judi Pitch in the amount of $50,000.
       10.24    Form of 11.25% Junior Subordinated Note due September 30, 2001
                payable to Kathleen Belz in the amount of $43,000.00.
       10.25    Promissory Note in the amount of $6,000,000 payable to
                European American Bank.
       10.26    Form of agreement of accounts receivable participation program with Atlantic Bank of New York.
       24       Power of attorney (included on signature page).

----------

* Filed as same numbered exhibit to the Company's Registration Statement on Form SB-2 (Reg. No. 33-75130) and incorporated herein by reference.
**   Previously filed.

(b)  Reports on Form 8-K

The Company filed Form 8-K on January 11, 1996 with respect to its financing activities completed in 1995 to and including January 11, 1996.

                             STANDARD FUNDING CORP.

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

Independent Auditors' Report                                                F-2

Balance Sheet at December 31, 1996                                          F-3

Statements of Income for the years ended December 31, 1996 and 1995         F-4

Statements of Shareholders' Equity for the years ended
   December 31, 1996 and 1995                                               F-5

Statements of Cash Flows for the years ended December 31, 1996 and 1995     F-6

Notes to Financial Statements                                               F-7

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of Standard Funding Corp.
Woodbury, New York

         We have audited the accompanying balance sheet of Standard Funding Corp. (the "Company") as of December 31, 1996 and the related statements of income, shareholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such financial statements present fairly, in all material respects the financial position of Standard Funding Corp. at December 31, 1996 and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP


Jericho, New York
February 14, 1997

                             STANDARD FUNDING CORP.

                                  BALANCE SHEET

                                                          December 31, 1996

ASSETS
Cash                                                             $   132,563
                                                                 -----------
Installment loans receivable under premium
   finance agreements                                             33,772,533
Less:  Participation Program (Note 2)                               (775,997)
         Unearned interest                                          (868,300)
         Allowance for possible credit losses                       (300,000)
Installment loans receivable under premium                       -----------
   finance agreements--net (Note 2)                                31,828,236
Due from officers (Note 3)                                            149,274
Property and equipment--net (Note 4)                                  263,800
Other assets                                                          260,729
                                                                  -----------
          Total                                                   $32,634,602
                                                                  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Notes payable to financial institutions (Note 5)                  $17,600,000
Commercial paper issued (Note 5)                                    2,253,668
Amounts due to insurance companies                                    535,390
Accrued expenses and other                                             96,132
Funds Due-Participation Program                                       219,981
Deferred income taxes (Note 7)                                        287,728
                                                                  -----------
          Total, exclusive of subordinated debt                    20,992,899
Subordinated debt (Note 6)                                          4,913,000
                                                                  -----------
          Total Liabilities                                        25,905,899
                                                                  -----------
COMMITMENTS AND CONTINGENCIES (Notes 9 and 10)

SHAREHOLDERS' EQUITY (Note 8):
Preferred Stock, par value $.001 per share;                                --
    1,000,000 authorized, none issued
Common Stock, par value $.001 per share;
    4,000,000 authorized, 2,760,000 shares
    issued and outstanding                                              2,760
Additional paid-in capital                                          3,991,501
Retained earnings                                                   2,734,442
                                                                  -----------
          Total Shareholders' Equity                                6,728,703
                                                                  -----------
          Total                                                   $32,634,602
                                                                  ===========


                       See notes to financial statements.

                             STANDARD FUNDING CORP.

                              STATEMENTS OF INCOME

                                                         Year Ended December 31,
                                                            1996        1995
                                                            ----        ----
NET INTEREST INCOME:
    Finance charge income and other                       $5,670,276  $4,630,812
    Less: Interest and other expenses on borrowings        1,927,372   1,445,375
                                                          ----------  ----------
          Net Interest Income                              3,742,904   3,185,437
                                                          ----------  ----------

OTHER EXPENSES:
    Operating expenses (Note 10)                           1,709,674   1,638,429
    Selling expenses                                         564,956     464,172
    Provision for possible credit losses (Note 2)            583,398     304,740
                                                          ----------  ----------
          Total                                            2,858,028   2,407,341
                                                          ----------  ----------

INCOME BEFORE PROVISION FOR INCOME TAXES                     884,876     778,096

PROVISION FOR INCOME TAXES (Note 7)                          339,800     349,000
                                                          ----------  ----------

NET INCOME                                                $  545,076  $  429,096
                                                          ==========  ==========

NET INCOME PER SHARE                                      $     0.20        0.16
                                                          ==========  ==========

WEIGHTED AVERAGE NUMBER OF SHARES
     OUTSTANDING                                           2,760,000   2,760,000
                                                          ==========  ==========


                       See notes to financial statements.

                             STANDARD FUNDING CORP.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                 For the Years Ended December 31, 1996 and 1995


                            Preferred Stock   Common Stock  Additional
                           ----------------- -------------- Paid in     Retained
                            Shares  Amount  Shares  Amount  Capital     Earnings
                           -------  ------ -------- ------ --------     --------
Balance, January 1, 1995    --         --  2,760,000  $2,760 $3,991,501   $1,760,270

Net Income                  --         --         --      --         --      429,096


Balance, December 31, 1995  --         --  2,760,000  $2,760  $3,991,501  $2,189,366

Net Income                  --         --         --      --          --     545,076

Balance, December 31, 1996  --         --  2,760,000  $2,760  $3,991,501  $2,734,442



                       See notes to financial statements.

                             STANDARD FUNDING CORP.

                            STATEMENTS OF CASH FLOWS

                                                             Year Ended December 31,
                                                         ------------------------------
                                                               1996          1995
                                                               ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                               $    545,076   $    429,096
Adjustments to reconcile net income to net
   cash provided by operating activities:
   Provision for possible credit losses                       583,398        304,740
   Deferred income taxes                                      102,000         30,000
   Depreciation and amortization                               88,767         41,879
   Changes in assets and liabilities:
     Due from officers and other assets                       (54,059)      (194,134)
     Accrued expenses and other amounts
       due to insurance companies                             216,056       (585,560)
     Funds due-accounts receivable
     participation program                                    219,981             --
                                                         ------------   ------------
     Net cash provided by operating activities              1,701,219         26,021
                                                         ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Installment loans receivable originated                   (84,900,735)   (64,685,837)
Collections of installment loans receivable                75,021,501     59,724,820
Purchase of equipment                                        (155,731)      (117,104)
                                                         ------------   ------------
     Net cash (used in) investing activities              (10,034,965)    (5,078,121)
                                                         ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from accounts receivable participation program     1,240,044             --
Payment of accounts receivable participation program         (464,047)            --
Proceeds from bank notes--net                               7,300,000      3,500,000
Proceeds (Repayment) of commercial paper issued--net         (697,557)       183,410
Proceeds of subordinated debt                                 148,000      4,225,000
Repayment of subordinated debt                                     --     (2,100,000)
                                                         ------------   ------------
     Net cash provided by financing activities              7,526,440      5,808,410
                                                         ------------   ------------

INCREASE (DECREASE) IN CASH                                  (807,306)       756,310

CASH AT BEGINNING OF YEAR                                     939,869        183,559
                                                         ------------   ------------

CASH AT END OF YEAR                                      $    132,563   $    939,869
                                                         ============   ============

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOWS INFORMATION:
Income taxes paid                                        $    413,313   $    291,610
                                                         ============   ============
Interest paid                                            $  1,853,680   $  1,419,086
                                                         ============   ============


                       See notes to financial statements.

                             STANDARD FUNDING CORP.

                          NOTES TO FINANCIAL STATEMENTS

                 For the years ended December 31, 1996 and 1995

1. SIGNIFICANT ACCOUNTING POLICIES

         Business - Standard Funding Corp. (the "Company") is a financial service Company engaged in the business of financing the payment of insurance premiums. The Company finances substantially all forms of insurance premiums on policies which are written through independent insurance agents and brokers.

         Revenue Recognition - Unearned interest on installment loans receivable under premium finance agreements is recognized as income using a method which approximates the results which would be obtained using the interest method.

         The Company has entered into an agreement to sell, on a non-recourse basis, interests in its installment loans receivable under premium finance agreements to a financial institution. The differential of stated interest to be recorded over the course of the finance period and interest to be paid to the financial institution is recognized as interest income at the time of sale.

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

         Revenue and Credit Concentration - The Company receives substantially all of its revenues from financing arrangements made within New York, New Jersey, Connecticut and Pennsylvania. Accordingly, as of December 31, 1996, substantially all of the Company's installment loans outstanding were from this geographic region.

         Income Taxes - The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

         Net Income Per Share - Net income per share is based on the weighted average number of shares outstanding during the respective years.

         Stock-based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

                             STANDARD FUNDING CORP.

         Fair Value of Financial Instruments - The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

              a. Cash and Notes Payable to Financial Institutions - The carrying amount approximates fair value because of the short maturity of these instruments.

              b. Installment Loans Receivable Under Premium Finance Agreements and Commercial Paper - It is management's belief that it is not practicable to estimate the fair value for these instruments for which there are no quoted market prices. A reasonable estimate of fair value could not be made without incurring excessive costs.

         Pervasiveness of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         Impairment of Long-Lived Assets - In accordance with Statement of Financial Acccounting Standards No. 121, "Accounting For the Impairment of Long-Lived Assets and For Long-Lived Assets To Be Disposed Of" ("SFAS 121"), the Company reviews its long-lived assets, including property, plant and equipment, identifiable intangibles and purchased technologies, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. SFAS 121 had no effect on the Company's financial statements.


2. INSTALLMENT LOANS RECEIVABLE UNDER PREMIUM FINANCE AGREEMENTS

         Substantially all installment loans receivable under premium finance agreements are repayable in less than one year. In the event of default by a borrower, the Company is entitled to cancel the underlining insurance policy financed and receive a refund for the unused term of such policy from the insurance carrier.

              In October 1996, the Company entered into an agreement with a financial institution to sell, on a non- recourse basis, a fifty percent interest in certain designated installment loans receivable, not to exceed $1,000,000 at any one point. This agreement extends the limit to $2,000,000 commencing April 1997. At December 31, 1996 approximately $776,000 remained outstanding and was reflected as a reduction of installment loans receivable.

         Under terms of this agreement, the Company remits the financial institution's share in monthly installment loans receivable collections. Interest is payable monthly based upon the average outstanding balance under this agreement at LIBOR (at the time of purchase) plus 200 basis points. Interest income equal to the differential of stated interest to be recorded over the course of the finance period and the interest to be paid to the financial institution is recognized at the point of sale. Installment loans receivable sold under this agreement were approximately $1,240,000 for the year ended December 31, 1996.

                             STANDARD FUNDING CORP.

         A summary of activity in the allowance for possible credit losses is as follows:

                                                               December 31,
                                                       ------------------------
                                                            1996           1995
                                                       ---------      ---------
Balance, beginning of period                           $ 208,000      $ 150,000
Provision                                                583,398        304,740
Charge-offs--net of recoveries of $47,913
  and $38,205, respectively                             (491,398)      (246,740)
                                                       ---------      ---------
Balance, end of period                                 $ 300,000      $ 208,000
                                                       =========      =========

3. DUE FROM OFFICERS

      Amounts due from officers bear interest at the prime lending rate (8.25% at December 31, 1996) and have no specified maturity dates.

4. PROPERTY AND EQUIPMENT--net

      Property and equipment--net consisted of the following:

                                                        December 31, 1996
                                                        -----------------
Equipment including computer hardware and software          $ 386,376
Office furniture and fixtures                                 154,513
Leasehold improvements                                         43,281
                                                            ---------
                                                              584,170
Less accumulated depreciation and amortization               (320,370)
                                                            ---------
Property and equipment--net                                 $ 263,800
                                                            =========

5. LIABILITIES

      Included in liabilities is the following short-term debt at December 31, 1996:

      Notes Payable to Financial Institutions--At December 31, 1996, the Company had line of credit agreements with several banks which aggregated $31,500,000. Borrowings under the agreements bear interest at prime or the LIBOR rate (5.69% at December 31, 1996) plus 1.50 to 1.90% points above such rate and may contain certain commitment fees. The outstanding borrowings are unsecured and there are no compensating balance arrangements. These lines of credit expire over various dates through June 1997. It is management's belief that the Company will renew such lines or negotiate different lines with other financial institutions.

                             STANDARD FUNDING CORP.

         Commercial Paper Issued--The Commercial paper issued is privately placed by the Company. The weighted average interest rate in effect for outstanding obligations at December 31, 1996 was 6.51%. At December 31, 1996, commercial paper outstanding held by the principals of the Company and other related parties aggregated approximately $1,746,846.


6. SUBORDINATED DEBT

         Subordinated debt consists of the following:
                                                              December 31, 1996
                                                              -----------------
         14% senior subordinated note (1)                        $  3,000,000
         14.25% junior subordinated note (2)                          810,000
         14% senior subordinated note (3)                             500,000
         12.50% senior subordinated note (3)                          510,000
         12% junior subordinated note (3)                              50,000
         11.25% junior subordinated note (3)                           43,000
                                                              ---------------
                                                                 $  4,913,000
                                                              ===============

      (1) The 14% senior subordinated note due in December 27, 2000 contains certain covenants which restricts the Company's ability, among other things, to merge, pay dividends and permit its business to be heavily concentrated with a single broker or agency. In the event the prime rate as defined increases to over 11%, the interest rate will increase on a pari passu basis. The underlying agreement also contains various covenants requiring the Company to meet certain financial ratios. Interest on this note is due monthly.

      (2) At December 31, 1996, subordinated debt with an aggregate principal amount of $600,000 was held by the principal shareholders of the Company. Interest on these notes is due semi-annually.

      (3) Interest on these subordinated notes is payable either monthly, or semi-annually, as designated under the terms of each specific note.

      Subsequent to year end, the Company entered into agreements amounting to $90,000 of subordinated debt. Interest under these agreements will be payable semi-annually at 10%.

      Subordinated debt outstanding at December 31, 1996 matures as follows:

                  Year Ending December 31,                        Amount
                  ------------------------                        ------
                           2000                               $  3,500,000
                           2001                                  1,413,000
                                                              ------------
                                    Total                     $  4,913,000
                                                              ============

                             STANDARD FUNDING CORP.

7. INCOME TAXES

      The Company's effective income tax rates for the years ended December 31, 1996 and 1995 were 38% and 45%, respectively. Such amounts vary from the Federal statutory rate principally due to state income taxes, net of a Federal income tax benefit.

      The provision for income taxes consisted of the following components:

                                                       Years Ended December 31,
                                                   ----------------------------
                                                        1996             1995
                                                        ----             ----
                  Federal:
                  Current                           $  216,900       $  238,000
                  Deferred                              71,000           13,000
                                                    ----------       ----------
                                                       287,900          251,000
                                                    ----------       ----------
                  State:
                  Current                               20,900           81,000
                  Deferred                              31,000           17,000
                                                    ----------       ----------
                                                        51,900           98,000
                                                    ----------       ----------
                  Total                             $  339,800       $  349,000
                                                    ==========       ==========

      Deferred income taxes substantially consists of differences in the methods in which the Company accounts for unearned interest and the allowance for possible credit losses for income tax purposes compared with financial reporting purposes.

      The deferred tax assets and liabilities at December 31, 1996 consisted of the following:

              Assets:
              Allowance for possible credit losses              $   123,300
                                                                -----------

              Liabilities:
              Unearned interest                                    (384,300)
              Other                                                 (26,728)
                           Total deferred tax liabilities          (411,028)
                                                                -----------
              Net deferred income tax liability                 $  (287,728)
                                                                ===========


8. SHAREHOLDERS' EQUITY

      (a) Initial Public Offering
      During August and September 1994, the Company consummated an initial public offering of its common stock by selling 1,060,000 shares at $4.25 per share. Cash proceeds to the Company from this offering aggregated approximately $3,593,000, net of aggregate issuance costs of approximately $912,000. In addition, the Company issued 100,000 warrants at a purchase price of $.001 per warrant to purchase common stock at $6.17 per share to the underwriters' representatives. These warrants are exercisable for a period of four years, commencing on August 8, 1995. No warrants have been exercised as of December 31, 1996.

                             STANDARD FUNDING CORP.

      (b) Stock Option Plan

      The Board of Directors of the Company adopted, and the shareholders of the Company approved, an Equity Incentive Plan (the "Plan") on January 25, 1994 and February 7, 1994, respectively. This plan has been amended in July 1994 with respect to the exercise price of the options. The Plan covers 250,000 shares of Common Stock (subject to adjustments for stock splits and similar capital changes) and is intended to strengthen the Company's ability to attract and retain key employees, to provide an incentive for such employees to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company.

      The Plan provides for the grant of stock options (incentive and nonstatutory), stock appreciation rights, performance shares, restricted stock, stock units and other stock-based awards. Awards under the Plan can be granted to employees, consultants and non-employee directors as determined by a committee of at least two directors appointed by the Board of Directors to administer the Plan (the "Committee") or, in the absence of the appointment of such Committee, then by the Board of Directors. The Committee selects the participants and establishes the terms and conditions of each option or other equity right granted under the Plan, including the exercise price, the number of shares subject to options or other equity rights and the time at which such options become exercisable. The exercise price of all "incentive stock options" within the meaning of
      Section 422 of the Internal Revenue Code of 1986, as amended, granted under the Plan must be at least equal to the fair market value of the option shares on the date of grant. The term of any incentive stock option granted under the Plan may not exceed ten years.

      As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB 25 and its related interpretations.

      Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123") requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. There have been no awards under the plan for the years ended December 31, 1996 and 1995.

      In February 1997, the Company granted 58,525 stock options.

      (c) Capital Requirements
      The Company is subject to minimum capital requirements imposed by certain of the states in which it is licensed. The Commonwealth of Pennsylvania requires an insurance premium finance company to have and maintain a minimum net worth of $50,000. The State of New York requires that insurance premium finance companies have and maintain equity capital equal to at least 10% of outstandings and, in any event, not less than $1,500. In addition, the Company is prohibited from declaring or paying any dividends on its capital stock (other than dividends payable solely in shares of Common Stock) pursuant to a subordinated debt arrangement.

                             STANDARD FUNDING CORP.

9. PENSION PLANS

      The Company has a voluntary contribution pension plan which complies with
      Section 401(k) of the Internal Revenue Code. The Plan permits employees to make contributions to a pension trust, with a matching contribution by the Company, at the rate of 20% for every dollar contributed. During each of the years ended December 31, 1996 and 1995, the Company contributed $37,000 to the plan.

10. COMMITMENTS AND CONTINGENCIES

      Lease Commitments--The Company is obligated under operating lease commitments for its office facility and automobiles. Future minimum lease payments and other lease related costs are as follows:

                  Year Ending December 31,              Amount
                  ------------------------              ------
                            1997                      $   151,900
                            1998                          141,672
                            1999                          132,842
                            2000                          107,604
                            2001                           44,835
                                                      -----------
                            Total                     $   578,853
                                                      ===========

      The facility lease requires payment of real estate taxes, insurance and other related costs. Rent expense for the years ended December 31, 1996 and 1995 aggregated approximately $97,000 and $86,000, respectively.

      Employment Agreements--In July 1994 the Company entered into employment agreements with two officers/shareholders of the Company. Such agreements as renewed in July 1996 provide for full-time employment to the Company from the officers in return for aggregate officers' salary of $369,000 per year plus bonus and other benefits. These contracts may be renewed on their anniversary date for successive one-year terms. These agreements also contain clauses on termination, severance and covenants not to compete after the date of termination.

      Consulting Agreement--As part of the underwriting arrangements for the Company's initial public offering, the Company has retained the underwriters' representatives as financial consultants to the Company for a three-year period ending July 1997. Fees payable under these arrangements aggregate $19,600 for the year ending December 31, 1997.


                                    * * * * *

                             STANDARD FUNDING CORP.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March, 1997.

                                                  STANDARD FUNDING CORP.


                                                  /s/  Alan J. Karp
                                                  --------------------------
                                                  By:  Alan J. Karp
                                                  Its: President and
                                                       Chief Executive Officer

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Alan J. Karp and David E. Fisher, and each of them, his true and lawful proxies, attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to (i) act on, sign and file with the Securities and Exchange Commission any and all amendments to this Annual Report on Form 10-KSB, together with all exhibits thereto, (ii) act, sign and file such certificates, instruments, agreements and other documents as may be necessary or appropriate in connection therewith, and (iii) take any and all actions which may be necessary or appropriate in connection therewith, granting unto such agents, proxies and attorneys-in-fact, and each of them and his and their substitute or substitutes, full power and authority to do and perform each and every act and thing necessary or appropriate to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby approving, ratifying and confirming all that such agents, proxies and attorneys-in-fact, any of them or any of his or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                 Title                     Date
              ---------                 -----                     ----
     /s/ Alan J. Karp        President, Chief Executive      March 27, 1997
--------------------------    Officer and Director
       Alan J. Karp           (principal executive officer)

    /s/ David E. Fisher      Director, Treasurer and         March 27, 1997
--------------------------    Chief Financial Officer
      David E. Fisher         (principal financial and
                               accounting officer)
      /s/ James Faust        Director                        March 27, 1997
--------------------------
        James Faust

      /s/ Joyce Karp         Director                        March 27, 1997
--------------------------
        Joyce Karp

   /s/ Charles O'Rourke      Director                        March 27, 1997
--------------------------
     Charles O'Rourke

     /s/ Richard Belz        Director                        March 27, 1997
--------------------------
       Richard Belz