Form 10QSB
period 1997-03-31
STANDARD FUNDING CORP
filed 1997-05-12
CIK 919007

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1997     Commission file number 0-23484


                             STANDARD FUNDING CORP.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


       New York                                                11-2523559
-------------------------------                            -------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

335 Crossways Park Drive, Woodbury, New York                      11797
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

                                 Yes |X| No |_|

                             ---------------------

Common Stock, $.001 par value, outstanding as of May 9, 1997: 2,760,000 shares

Transitional Small Business Disclosure Format: Yes |_| No |x|

                             STANDARD FUNDING CORP.
--------------------------------------------------------------------------------


                         Quarterly Report on Form 10-QSB
                       for the period ended March 31, 1997


                                TABLE OF CONTENTS
--------------------------------------------------------------------------------


PART I  -     FINANCIAL INFORMATION

Item 1        Financial Statements

              BALANCE SHEETS AT MARCH 31, 1997 AND
                 DECEMBER 31, 1996........................................    3

              STATEMENTS OF INCOME FOR THE THREE MONTHS
                 ENDED MARCH 31, 1997 AND MARCH 31, 1996 .................   4

              STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
                 ENDED MARCH 31, 1997 AND MARCH 31, 1996 .................    5

              NOTES TO FINANCIAL STATEMENTS  .............................    6

Item 2        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations......................    8


PART II  -    OTHER INFORMATION

Item 6        Exhibits and Reports on Form 8-K............................   12


--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                             STANDARD FUNDING CORP.
                                 BALANCE SHEETS

                                                                               March 31, 1997       December 31, 1996
                                                                                -------------       -----------------
                                                                                 (unaudited)

ASSETS:
Cash.............................................................               $     236,005             $     132,563
                                                                                -------------             -------------
Installment loans receivable
    under premium finance agreements.............................                  37,856,291                33,772,533
Less: Participation Program......................................                  (1,217,675)                 (775,997)
       Unearned Interest.........................................                    (912,337)                 (868,300)
       Allowance for possible credit losses......................                    (300,000)                 (300,000)
                                                                                -------------             -------------
Installment loans receivable
    under premium finance agreements - net.......................                  35,426,279                31,828,236
Due from officers................................................                     152,316                   149,274
Property and equipment - net.....................................                     276,771                   263,800
Other assets.....................................................                     254,021                   260,729
                                                                                -------------             -------------
    Total........................................................               $  36,345,392             $  32,634,602
                                                                                =============             =============
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Notes payable to financial institutions..........................               $  19,000,000             $  17,600,000
Commercial paper issued..........................................                   2,382,222                 2,253,668
Amounts due to insurance companies...............................                   2,312,020                   535,390
Accrued expenses and other.......................................                     103,166                    96,132
Funds Due-Participation Program..................................                     286,859                   219,981
Deferred income taxes payable....................................                     384,405                   287,728
                                                                                -------------             -------------
    Total, exclusive of subordinated debt........................                  24,468,672                20,992,899
Subordinated debt................................................                   5,003,000                 4,913,000
                                                                                -------------             -------------
    Total Liabilities............................................                  29,471,672                25,905,899
                                                                                -------------             -------------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, par value $.001 per share:
    1,000,000 authorized, none issued............................                          --                        --
Common stock, par value $.001 per share:
    4,000,000 authorized, 2,760,000 shares issued and
 outstanding ...................................................                        2,760                     2,760
Additional paid-in capital.......................................                   3,991,501                 3,991,501
Retained earnings................................................                   2,879,459                 2,734,442
                                                                                -------------             -------------
    Total Shareholders' Equity...................................                   6,873,720                 6,728,703
                                                                                -------------             -------------
         Total...................................................               $  36,345,392              $ 32,634,602
                                                                                =============             =============


                       See notes to financial statements.

                             STANDARD FUNDING CORP.
                        STATEMENTS OF INCOME (UNAUDITED)


                                                                      Three Months                 Three Months
                                                                          Ended                        Ended
                                                                      March 31, 1997              March 31, 1996
                                                                     ---------------              --------------
NET INTEREST INCOME:
    Finance charge income and other........................            $   1,589,501                $  1,319,024
    Less: Interest and other expenses on borrowings........                  547,032                     401,573
                                                                     ---------------              --------------
          Net Interest Income..............................                1,042,469                     917,451
                                                                     ---------------              --------------

OTHER EXPENSES:
    Operating expenses.....................................                  499,202                     455,118
    Selling expenses.......................................                  151,905                     138,947
    Provisions for possible credit losses (Note 2).........                  149,668                      91,995
                                                                     ---------------              --------------
         Total.............................................                  800,775                     686,060
                                                                     ---------------              --------------

INCOME BEFORE PROVISION FOR                                                  241,694                     231,391
   INCOME TAXES............................................

PROVISION FOR INCOME TAXES.................................                   96,677                      92,557
                                                                     ---------------              --------------
NET INCOME.................................................             $    145,017                  $  138,834
                                                                     ===============              ==============

NET INCOME PER SHARE (Note 1)..............................             $        .05                  $      .05
                                                                     ---------------              --------------
AVERAGE NUMBER OF
  SHARES OUTSTANDING.......................................                2,760,000                   2,760,000
                                                                     ===============              ==============


                       See notes to financial statements.

                             STANDARD FUNDING CORP.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                         Three Months               Three Months
                                                                             Ended                      Ended
                                                                        March 31, 1997             March 31, 1996
                                                                        --------------             --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income......................................................  $         145,017         $         138,834
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Provision for possible credit losses.........................             149,668                    91,995
     Deferred income taxes........................................              96,677                    36,673
     Depreciation and amortization................................              18,737                    11,160
     Changes in assets and liabilities:
       Due from officers and other assets.........................              (3,666)                   47,244
       Accrued expenses and other amounts
         due to insurance companies...............................           1,783,664                 1,697,430
       Funds due-accounts receivable participation program .......             286,859                        --
                                                                     -----------------         -----------------
       Net cash provided by operating activities..................           2,476,956                 2,023,336
                                                                     -----------------         -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Installment loans receivable originated........................         (25,188,385)              (20,863,406)
   Collections of installment loans receivable....................          20,721,900                15,904,280
   Purchase of equipment..........................................             (31,708)                  (10,829)
                                                                     -----------------         -----------------
       Net cash used in investing activities......................          (4,498,193)               (4,969,955)
                                                                     -----------------         -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from accounts receivable participation program........           1,120,800                        --
   Payment of accounts receivable participation program...........            (614,675)                       --
   Proceeds from bank notes - net.................................           1,400,000                 2,500,000
   Proceeds (Repayment) of commercial paper issued - net..........             128,554                  (327,275)
   Proceeds of subordinated debt..................................              90,000                   105,000
                                                                     -----------------         -----------------
       Net cash provided by financing activities..................           2,124,679                 2,277,725
                                                                     -----------------         -----------------

INCREASE (DECREASE) IN CASH    ...................................             103,442                  (668,894)

CASH AT BEGINNING OF YEAR      ...................................             132,563                   939,869
                                                                     -----------------         -----------------

CASH AT END OF PERIOD  ...........................................   $         236,005         $         270,975
                                                                     =================         =================

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
   INFORMATION:
     Income taxes paid............................................   $              --         $          39,963
                                                                     =================         =================
     Interest paid ................................................  $         417,372         $         333,712
                                                                     =================         =================


                       See notes to financial statements.

                             STANDARD FUNDING CORP.
                          NOTES TO FINANCIAL STATEMENTS

         For the three months ended March 31, 1997 and 1996 (unaudited)

1.       SIGNIFICANT ACCOUNTING POLICIES

         Business - Standard Funding Corp. (the "Company") provides loans to finance substantially all forms of property and casualty insurance premiums on policies which are written through independent insurance agents and brokers. The insurance policies are primarily held by commercial businesses.

         Interim Financial Statements - The financial statements for the three month periods ended March 31, 1997 and 1996 are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all the adjustments necessary for a fair presentation of the financial condition and results of operations for the three month periods ended March 31, 1997 and 1996. The interim financial results are not necessarily indicative of the results to be expected for a full year.

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

         Revenue and Credit Concentration - The Company receives substantially all of its revenues from financing arrangements made within the New York, New Jersey, Connecticut and Pennsylvania. Accordingly, at March 31, 1997, substantially all of the Company's installment loans outstanding were from this geographic region.

                             STANDARD FUNDING CORP.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

         Income Taxes - Deferred taxes provide for the tax effect of timing differences between financial and tax reporting primarily arising from the recognition of unearned interest income for tax purposes and from the use of accelerated depreciation methods.

         Net Income Per Share - Net income per share is based on the weighted average number of shares outstanding during the period.

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

         A summary of activity in the allowance for possible credit losses is as follows:


                                                                 Three Months
                                                                     Ended                     Year Ended
                                                                 March 31, 1997            December 31, 1996
                                                               -----------------           -----------------
         Balance, beginning of period   ..................        $   300,000                $   208,000
         Provision........................................            149,668                    583,398
         Charge-offs - net of recoveries of $8,266 and
         $47,913, respectively      ......................           (149,668)                  (491,398)
                                                               -----------------           -----------------
         Balance, end of period ..........................        $   300,000                $   300,000
                                                               =================           =================

                             STANDARD FUNDING CORP.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

         Comparison of Three Months Ended March 31, 1997 to Three Months Ended March 31, 1996

         Finance charge income increased by 20.5% to $1,589,501 in the first three months of 1997 from $1,319,024 in the first three months of 1996 primarily because of an increase in total installment loans financed during the respective periods. Total installment loans financed increased 20.7% to $25,188,385 from $20,863,406. The Company's average receivables for the period ended March 31, 1997 increased 36.1% to $36,215,987 from $26,604,350 for the period ended March 31, 1996. This increase in installment loans receivable is consistent with the increase in financing activity. Interest expense for the period ended March 31, 1997 increased 36.2% to $547,032 from $401,573 for the period ended March 31, 1996, an increase of $145,459, due to an increase in borrowings. Selling and operating expenses increased during the period ended March 31, 1997 to $651,107 from $594,065 in the period ended March 31, 1996. This increase was primarily attributable to staff additions and to a lesser extent, increases in salary rates and expenses. Due to the 20.5% increase in finance charge income, compared to a 36.2% increase in interest expense, there was a 13.6% increase in the "spread" to 1,042,469 for the period ended March 31, 1997 from $917,451 for the period ended March 31,1996.

         The provision for possible credit losses increased to $149,668 for the period ended March 31, 1997 from $91,995 for the period ended March 31, 1996. This increase of $57,673 is due primarily to the increase in installment loan receivables and a 28.8% increase in the allowance for possible credit losses, which increased during the period end March 31, 1997 to $300,000 from $233,000 in the period ended March 31, 1996.


Liquidity and Capital Resources

         The Company's operations are dependent upon the continued availability of funds on satisfactory terms and rates. The Company uses such funds principally to finance the origination of installment loans under premium finance agreements. The Company obtains required funds from a variety of sources, including internal generation of funds, unsecured borrowings under lines of credit, direct issuance of commercial paper, placement of subordinated debt, the sale of accounts receivable participation program and the sale of common equity.

         As the Company increases the size of its business, it originates more installment loans receivable than it collects, resulting in a larger outstanding balance of installment loans receivable. For the three month periods ended March 31, 1997 and 1996, the Company originated installment loans receivable of $25,188,385 and $20,863,406, respectively, compared to installment loans collected for each period of $20,721,900 and $15,904,280, respectively. The result was an increase in outstanding installment loan receivables to $35,426,279 from $28,078,094 at March 31, 1997 and 1996, respectively.

         The growth in the Company's loan portfolio has been the single largest factor influencing the Company's cash flow from operations and its need for financing. The determining factor influencing the growth in the loan portfolio has been the extent to which the Company has been able to leverage its capital into subordinated debt and then into short-term senior debt. For the three month periods ended March 31, 1997 and 1996, net cash provided by operating activities was $2,476,956 and $2,023,336, respectively, which amounts were comprised primarily of net earnings, loss provisions, depreciation and amortization and other changes in assets and liabilities. For the three month periods ended March 31, 1997 and 1996, net cash provided by financing activities was $2,124,679 and $2,277,725 respectively, comprised primarily of proceeds from bank notes and repayment of bank notes, net proceeds from sales and repayments of commercial paper, proceeds of subordinated debt and the sale of accounts receivable participation program.

         The following table sets forth the amounts of installment loans receivable originated and the collections of installment loans receivable for the periods indicated.

                                                                             For the Three Month Period
                                                                                  Ended March 31,
                                                                           -----------------------------
                                                                              1997             1996
                                                                              ----             ----
         Installment loans originated..............................        $25,188,385       $20,863,406
         Installment loans collected.................................      $20,721,900       $15,904,280


         The Company has no present plans related to significant capital expenditures. The Company is not aware of any pending legislation that would have a material effect on its capital requirements or business prospects.

         State statutes and regulations impose minimum capital requirements, govern the form and content of financing agreements and limit the interest and service charges the Company may impose. The Commonwealth of Pennsylvania requires a minimum net worth of $50,000. The State of New York requires that equity capital be equal to at least 10% of outstanding and, in any event, not less than $1,500.

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


Lines of Credit

         At March 31, 1997, the Company had unsecured short term lines of credit aggregating $31,500,000 available through six commercial banks, under which $19,000,000 was outstanding. Amounts outstanding under these lines bear interest at prime or over LIBOR. The Company pays fees to some of these banks in connection with these lines. These lines expire on various dates through June 30, 1997, although there can be no assurance that these lines will not be revoked, suspended or reduced at any time. No bank is contractually obligated to renew any such line. During the three month periods ended March 31, 1997 and 1996, the maximum aggregate amount outstanding under these lines at any time was $19,000,000 and $12,800,000, respectively.

Commercial Paper

         The Company directly issues its own commercial paper with maturities of up to 270 days, which is unsecured and is unrated by commercial paper rating agencies. Commercial paper outstanding at March 31, 1997 bore interest at fixed annual rates ranging from 5.88% to 6.66%. During the three month periods ended March 31, 1997, the maximum outstanding commercial paper net of prepaid discount at any month end was $2,481,337. Such commercial paper is generally sold to officers of the Company and their affiliates and to non-affiliated investors. The Company has obtained no commitments from any purchaser of its commercial paper regarding additional or future purchases. It is the Company's policy to maintain unused short-term bank lines of credit in an amount in excess of the amount of commercial paper outstanding. The interest rate on the Company's commercial paper has been and will continue to be determined by reference to prevailing interest rates in the commercial paper market. The Company does not anticipate any change in the level of financing provided by affiliates of the Company or any changes in the costs of financing provided by such affiliates. There can be no assurance, however, that such levels of financing will be maintained in the future.

Subordinated Debt

         The Company has obtained unsecured senior subordinated debt in the amount of $4,100,000 from outside investors. The note bears interest at a fixed rate of 10% and 14% and are due from November 1, 2000 to March 31, 2002. The note restricts the Company's ability, among other things, to merge, pay dividends and permit its business to be heavily concentrated with a single broker or agency. Several of the underlying agreements also contains various covenants requiring the Company to meet certain financial ratios and other restrictions on acquisitions and investments. The Company may, at its option, prepay the loan in whole or in part. However, with respect to several of the notes, the Company must reimburse the investors for any loss of margin on reemployment of the funds so repaid. The Company does not currently anticipate prepaying or otherwise refinancing its existing senior subordinated debt prior to its maturity.

         In addition, the Company had obtained unsecured junior subordinated debt in the amount of $903,000 from various investors. These notes bear interest at a fixed rate of 11.25% and 14.25% and are due from February 16, 2001 to September 30, 2001. The following table indicates amounts, rates and maturity dates as of March 31, 1997.

             Rate                       Due Date                    Amount
        -------------                -------------              -------------
            14.25%                     06/30/2001               $     810,000
            14.00%                     11/01/2000                     500,000
            14.00%                     12/27/2000                   3,000,000
            12.50%                     03/31/2001                     510,000
            12.00%                     02/16/2001                      50,000
            11.25%                     09/30/2001                      43,000
            10.00%                     03/31/2002                      90,000
                                                                -------------
                                                                $   5,003,000
                                                                =============

         Subordinated debt is generally sold to officers of the Company and their affiliates and to non-affiliated investors. The Company has obtained no commitments from any holder of its subordinated debt regarding additional or future purchases.

Other Sources

         In addition to the sources of funds described above, the Company has sold to various banks a participating interest in certain receivables. The interest in these receivables have been sold on a pari passu basis without any recourse to the Company.

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

                                        STANDARD FUNDING CORP.


Date:             May 09, 1997          /s/ Alan J. Karp
                                        -----------------
                                        Alan J. Karp
                                        President and Chief Executive Officer


Date:             May 09, 1997          /s/ David E. Fisher
                                        --------------------
                                        David E. Fisher
                                        Treasurer and Chief Financial Officer