Form 10QSB
period 1997-06-30
STANDARD FUNDING CORP
filed 1997-08-13
CIK 919007

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1997      Commission file number 0-23484


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


                         Common Stock, $.001 par value,
              outstanding as of August 12, 1997: 2,760,000 shares

         Transitional Small Business Disclosure Format: Yes |_| No |X|

                             STANDARD FUNDING CORP.
--------------------------------------------------------------------------------

                         Quarterly Report on Form 10-QSB
                       for the period ended June 30, 1997

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------



PART I  -  FINANCIAL INFORMATION                                         Page
                                                                         ----
Item 1       Financial Statements

             BALANCE SHEETS AT JUNE 30, 1997 AND
               DECEMBER 31, 1996.........................................  3

             STATEMENTS OF INCOME FOR THE SIX MONTHS
               ENDED JUNE 30, 1997 AND JUNE 30, 1996     ................  4

             STATEMENTS OF INCOME FOR THE THREE MONTHS
               ENDED JUNE 30, 1997 AND JUNE 30, 1996     ................  5

             STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
               ENDED JUNE 30, 1997 AND JUNE 30, 1996   ..................  6

             NOTES TO FINANCIAL STATEMENTS        .......................  7

Item 2       Management's Discussion and Analysis of Financial
               Condition and Results of Operations.......................  9


PART II  -  OTHER INFORMATION

Item 6       Exhibits and Reports on Form 8-K............................ 13


--------------------------------------------------------------------------------

PART I.        FINANCIAL INFORMATION
Item 1.        FINANCIAL STATEMENTS

                             STANDARD FUNDING CORP.
                                 BALANCE SHEETS

                                                    June 30, 1997  December 31, 1996
                                                    -------------  -----------------
                                                      (unaudited)
Cash ..............................................  $    123,825     $    132,563
                                                     ------------     ------------
Installment loans receivable
  under premium finance agreements ................    42,532,183       33,772,533
Less:  Participation program ......................    (1,683,217)        (775,997)
      Unearned interest ...........................      (977,491)        (868,300)
      Allowance for possible credit losses (Note 2)      (310,000)        (300,000)
                                                     ------------     ------------
Installment loans receivable
  under premium finance agreements - net ..........    39,561,475       31,828,236
Due from officers .................................       158,729          149,274
Property and equipment - net ......................       300,353          263,800
Other assets ......................................       436,371          260,729
                                                     ------------     ------------
      Total .......................................  $ 40,580,753     $ 32,634,602
                                                     ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Notes payable to financial institutions ...........  $ 23,600,000     $ 17,600,000
Commercial paper issued ...........................     2,393,408        2,253,668
Amounts due to insurance companies ................     1,495,166          535,390
Accrued expenses and other ........................       113,227           96,132
Funds due - participation program .................       461,948          219,981
Deferred income taxes payable .....................       486,757          287,728
                                                     ------------     ------------
      Total, exclusive of subordinated debt .......    28,550,506       20,992,899
Subordinated debt .................................     5,003,000        4,913,000
                                                     ------------     ------------
      Total Liabilities ...........................    33,553,506       25,905,899
                                                     ------------     ------------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred stock, par value $.001 per share:
  1,000,000 authorized, none issued ...............            --               --
Common stock, par value $.001 per share:
  4,000,000 authorized, 2,760,000 shares issued and
  outstanding .....................................         2,760            2,760
Additional paid-in capital ........................     3,991,501        3,991,501
Retained earnings .................................     3,032,986        2,734,442
                                                     ------------     ------------
      Total Shareholders' Equity ..................     7,027,247        6,728,703
                                                     ------------     ------------
           Total ..................................  $ 40,580,753     $ 32,634,602
                                                     ============     ============

                       See notes to financial statements.

                             STANDARD FUNDING CORP.
                        STATEMENTS OF INCOME (UNAUDITED)

                                                     Six Months    Six Months
                                                       Ended          Ended
                                                   June 30, 1997  June 30, 1996
                                                   -------------  -------------
NET INTEREST INCOME:
    Finance charge income and other ...............  $3,195,346    $2,714,973
    Less: Interest and other expenses on borrowings   1,120,764       862,207
                                                     ----------    ----------
         Net Interest Income ......................   2,074,582     1,852,766
                                                     ----------    ----------

OTHER EXPENSES:
    Operating expenses ............................     965,434       914,248
    Selling expenses ..............................     308,367       279,611
    Provisions for possible credit losses (Note 2)      303,207       191,785
                                                     ----------    ----------
         Total ....................................   1,577,008     1,385,644
                                                     ----------    ----------

INCOME BEFORE PROVISION FOR
    INCOME TAXES ..................................     497,574       467,122

PROVISION FOR INCOME TAXES ........................     199,030       186,849
                                                     ----------    ----------

NET INCOME ........................................  $  298,544    $  280,273
                                                     ----------    ----------

NET INCOME PER SHARE (Note 1) .....................  $      .11    $      .10
                                                     ----------    ----------

AVERAGE NUMBER OF
    SHARES OUTSTANDING ............................   2,760,000     2,760,000
                                                     ----------    ----------



                       See notes to financial statements.

                             STANDARD FUNDING CORP.
                        STATEMENTS OF INCOME (UNAUDITED)

                                                   Three Months     Three Months
                                                       Ended           Ended
                                                   June 30, 1997   June 30, 1996
                                                   -------------   -------------
NET INTEREST INCOME:
    Finance charge income and other ...............  $1,605,845      $1,395,949
    Less: Interest and other expenses on borrowings     573,732         460,634
                                                     ----------      ----------
         Net Interest Income ......................   1,032,113         935,315
                                                     ----------      ----------

OTHER EXPENSES:
    Operating expenses ............................     466,232         459,130
    Selling expenses ..............................     156,462         140,664
    Provisions for possible credit losses (Note 2)      153,539          99,790
                                                     ----------      ----------
         Total ....................................     776,233         699,584
                                                     ----------      ----------

INCOME BEFORE PROVISION FOR
    INCOME TAXES ..................................     255,880         235,731

PROVISION FOR INCOME TAXES ........................     102,353          94,292
                                                     ----------      ----------

NET INCOME ........................................  $  153,527      $  141,439
                                                     ----------      ----------

NET INCOME PER SHARE (Note 1) .....................  $      .06      $      .05
                                                     ----------      ----------

AVERAGE NUMBER OF
    SHARES OUTSTANDING ............................   2,760,000       2,760,000
                                                     ----------      ----------



                       See notes to financial statements.

                             STANDARD FUNDING CORP.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                            Six Months      Six Months
                                                               Ended          Ended
                                                           June 30, 1997  June 30, 1996
                                                           -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ............................................  $    298,544   $    280,273
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for possible credit losses ................       303,207        197,785
    Deferred income taxes ...............................       486,757         66,216
    Depreciation and amortization .......................        39,701         23,663
    Changes in assets and liabilities:
      Other assets ......................................       185,097        227,290
      Accrued expenses and other amounts due to
        insurance companies .............................     1,608,393      1,478,444
      Funds due-accounts receivable participation program       461,948             --
                                                           ------------   ------------

      Net cash provided by operating activities .........     3,383,647      2,273,671
                                                           ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Installment loans receivable originated ...............   (52,406,884)   (43,227,788)
  Collections of installment loans receivable ...........    41,715,424     34,114,720
  Purchase of equipment .................................       (76,253)       (52,206)
                                                           ------------   ------------
    Net cash used in investing activities ...............   (10,767,713)    (9,165,274)
                                                           ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from accounts receivable participation program     2,697,356             --
  Payment of accounts receivable participation program ..    (1,551,768)            --
  Proceeds from bank notes - net ........................     6,000,000      6,600,000
  Proceeds (Repayment) of commercial paper issued - net .       139,740
                                                                              (561,171)
  Proceeds (Repayment) of subordinated debt .............        90,000        105,000
                                                           ------------   ------------
    Net cash provided by financing activities ...........     7,375,328      6,143,829
                                                           ------------   ------------

INCREASE (DECREASE) IN CASH .............................        (8,738)      (747,774)

CASH AT BEGINNING OF YEAR ...............................       132,563        939,869
                                                           ------------   ------------

CASH AT END OF PERIOD ...................................  $    123,825   $    192,095
                                                           ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOWS INFORMATION
  Income taxes paid .....................................  $    164,702   $    239,178
                                                           ============   ============
  Interest paid .........................................  $    955,249   $    830,348
                                                           ============   ============


                       See notes to financial statements.

                                   STANDARD FUNDING CORP.
                                NOTES TO FINANCIAL STATEMENTS

           For the six months ended June 30, 1997 and 1996 (unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES

      Business - Standard Funding Corp. (the "Company") provides loans to finance substantially all forms of property and casualty insurance premiums on policies which are written through independent insurance agents and brokers. The insurance policies are primarily held by commercial businesses.

      Interim Financial Statements - The financial statements for the three month and six month periods ended June 30, 1997 and 1996 are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all the adjustments necessary for a fair presentation of the financial condition and results of operations for the three month and six month periods ended June 30, 1997 and 1996. The interim financial results are not necessarily indicative of the results to be expected for a full year.

      Revenue Recognition - Unearned interest on installment loans receivable under premium finance agreements is recognized as income using a method which approximates the results which would be obtained using the interest method.

      The company has entered into an agreement to sell, on a non-recourse basis, interests in its installment loans receivable under premium finance agreements to various financial institutions.

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

      Revenue and Credit Concentration - The Company receives substantially all of its revenues from financing arrangements made within the New York, New Jersey and Pennsylvania area. Accordingly, at June 30, 1997, substantially all of the Company's installment loans outstanding were from this geographic region.

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

      A summary of activity in the allowance for possible credit losses is as follows:

                                                  Six Months
                                                     Ended         Year Ended
                                                 June 30, 1997 December 31, 1996
                                                 ------------- -----------------
      Balance, beginning of period ...........     $ 300,000       $ 208,000
      Provision ..............................       303,207        583,398
      Charge-offs - net of recovers of $11,857
        and $47,913, respectively ............      (293,207)       (491,398)
                                                   ---------       ---------
      Balance, end of period .................     $ 310,000       $ 300,000
                                                   =========       =========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

        Comparison of Six Months Ended June 30, 1997 to Six Months Ended June 30, 1996

        Finance charge income increased by 17.7% to $3,195,346 in the first six months of 1997 from $2,714,973 in the first six months of 1996 primarily because of an increase in total installment loans financed during the respective periods. Total installment loans originated increased 21.2% to $52,406,884 from $43,227,788. The Company's average receivables for the period ended June 30, 1997 increased 29.8% to $38,057,590 from $29,318,317 for the period ended June 30, 1996. Interest expense for the period ended June 30, 1997 increased 30% to $1,120,764 from $862,207 for the period ended June 30, 1996, an increase of $258,557, due to an increase in borrowings. Selling and operating expenses increased during the period ended June 30, 1997 to $1,273,801 from $1,193,859 in the period ended June 30, 1996. This increase was primarily attributable to increases in salary rates and expenses.

        The provision for possible credit losses increased to $303,207 for the period ended June 30, 1997 from $191,785 for the period ended June 30, 1996. This increase of $111,422 consists primarily in the assigned risk accounts. Accounts receivable balances on the assigned risk portfolio continues to decrease. The allowance for possible credit losses increased to $310,000 at June 30, 1997 from $251,000 at June 30, 1996.

        Comparison of Three Months Ended June 30, 1997 to Three Months Ended June 30, 1996

        Finance charge income increased by 15% to $1,605,845 in the second quarter of 1997 from $1,395,949 in the second quarter of 1996 primarily because of an increase in total installment loans financed during the respective periods. Total installment loans originated increased 21.7% to $27,218,499 from $22,364,382. The Company's average receivables for the second quarter of 1997 increased 24.6% to $39,899,192 from $32,031,884 for the second quarter of 1996. Interest expense for the second quarter of 1997 increased 24.6% to $573,732 from $460,634 for the second quarter of 1996, an increase of $113,098, due to an increase in borrowings. Selling and operating expenses increased during the second quarter of 1997 to $622,694 from $599,794 in the second quarter of 1996. This increase was primarily attributable to increases in salary rates and expenses.

        The provision for possible credit losses increased to $153,539 for the second quarter of 1997 from $99,790 for the second quarter of 1996. This increase of $53,749 consists primarily in the assigned risk accounts. Accounts receivable balances on the assigned risk portfolio continues to decrease.

Liquidity and Capital Resources

        The Company's operations are dependent upon the continued availability of funds on satisfactory terms and rates. The Company uses such funds principally to finance the origination of installment loans under premium finance agreements. The Company obtains required funds from a variety of sources, including internal generation of funds, unsecured borrowings under lines of credit, direct issuance of commercial paper, placement of subordinated debt, the sale of accounts receivable participation program and the sale common equity.

        As the Company increases the size of its business, it originates more installment loans receivable than it collects, resulting in a larger outstanding balance of installment loans receivable. For the six month periods ended June 30, 1997 and 1996, the Company originated installment loans receivable of $52,406,884 and $43,227,788, respectively, compared to installment loans collected for each period of $41,715,424 and $34,114,720, respectively. The result was an increase in outstanding installment loan receivables to $40,848,966 from $32,888,913 at June 30, 1997 and 1996, respectively.

        The growth in the Company's loan portfolio has been the single largest factor influencing the Company's cash flow from operations and its need for financing. The determining factor influencing the growth in the loan portfolio has been the extent to which the Company has been able to leverage its capital into subordinated debt and then into short-term senior debt. For the six month periods ended June 30, 1997 and 1996, net cash provided by operating activities was $3,383,647 and $2,273,671, respectively, which amounts were comprised primarily of net earnings, loss provisions, depreciation and amortization and other changes in assets and liabilities. For the six month periods ended June 30, 1997 and 1996, net cash provided by financing activities was $7,375,328 and $6,143,829, respectively, comprised of proceeds from bank notes and repayment of bank notes, proceeds from sales and repayments of commercial paper, proceeds of subordinated debt and the sale of accounts receivable participation program.

        The following table sets forth the amounts of installment loans receivable originated and the collections of installment loans receivable for the periods indicated.

                                                        For the Six Month
                                                      Periods Ended June 30,
                                                      ----------------------
                                                        1997          1996
                                                        ----          ----

Installment loans originated .................     $ 52,406,884    $ 43,227,788
Installment loans collected ..................     $ 41,715,424    $ 34,114,720

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

        Lines of Credit

        At June 30, 1997, the Company had unsecured short term lines of credit aggregating $33,500,000 available through six commercial banks, under which $23,600,000 was outstanding. Amounts outstanding under these lines bear interest at variable rates over LIBOR. The Company pays fees to some of these banks in connection with these lines. These lines expire on various dates through June 30, 1998, although there can be no assurance that these lines will not be revoked, suspended or reduced at any time. No bank is contractually obligated to renew any such line. During the six month periods ended June 30, 1997 and 1996, the maximum aggregate amount outstanding under these lines at any time was $23,600,000 and $16,900,000, respectively.

        Commercial Paper

        The Company directly issues its own commercial paper with maturities of up to 270 days, which is unsecured and is unrated by commercial paper rating agencies. Commercial paper outstanding at June 30, 1997 bore interest at fixed annual rates ranging from 6.19% to 7.12%. During the six month periods ended June 30, 1997, the maximum outstanding commercial paper net of prepaid discount at any month end was $2,481,337. Such commercial paper is generally sold to officers of the Company and their affiliates and to non-affiliated investors. The Company has obtained no commitments from any purchaser of its commercial paper regarding additional or future purchases. It is the Company's policy to maintain unused short-term bank lines of credit in an amount in excess of the amount of commercial paper outstanding. The interest rate on the Company's commercial paper has been and will continue to be determined by reference to prevailing interest rates in the commercial paper market. The Company does not anticipate any change in the level of financing provided by affiliates of the Company or any changes in the costs of financing provided by such affiliates. There can be no assurance, however, that such levels of financing will be maintained in the future.

         Subordinated Debt

        The Company has obtained unsecured senior subordinated debt in the amount of $4,100,000 from outside investors. The notes bear interest at a fixed rate of 10%, 12.50% and 14% and are due from November 1, 2000 to March 31, 2002. Some of the 14% senior subordinated debt notes restrict the Company's ability, among other things, to merge, pay dividends and permit its business to be heavily concentrated with a single broker or agency. Several of the underlying agreements also contains various covenants requiring the Company to meet certain financial ratios and other restrictions on acquisitions and investments. The Company may, at its option, prepay the loan in whole or in part. However, with respect to several of the notes, the Company must reimburse the investors for any loss of margin on reemployment of the funds so repaid. The Company does not currently anticipate prepaying or otherwise refinancing its existing senior subordinated debt prior to its maturity.

In addition, the Company had obtained unsecured junior subordinated debt in the amount of $903,000 from various investors. These notes bear interest at a fixed rate of 11.25%, 12% and 14.25% and are due from February 16, 2001 to September 30, 2001.

The following table indicates amounts, rates and maturity dates as of June 30, 1997 of all senior and junior subordinated debt of the Company.

                 Rate             Due Date                   Amount
                 ----             --------                   ------

                14.25%            06/30/2001              $   810,000
                14.00%            11/01/2000                  500,000
                14.00%            12/27/2000                3,000,000
                12.50%            03/31/2001                  510,000
                12.00%            02/16/2001                   50,000
                11.25%            09/30/2001                   43,000
                10.00%            03/31/2002                   90,000
                                                          -----------
                                                          $ 5,003,000
                                                          ===========

        Subordinated debt is generally sold to officers of the Company and their affiliates and to non-affiliated investors. The Company has obtained no commitments from any holder of its subordinated debt regarding additional or future purchases.

        Participation Program

        In addition to the sources of funds described above, the Company has entered into an agreement to sell, on a non-recourse basis, interests in its installment loans receivable under premium finance agreements to various financial institutions.

        Other Potential Sources

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


STANDARD FUNDING CORP.


Date:  August 12, 1997                             /s/ Alan J. Karp
Alan J. Karp                                       ----------------
President and Chief Executive Officer


Date:  August 12, 1997                             /s/ David E. Fisher
David E. Fisher                                    -------------------
Treasurer and Chief Financial Officer