Form 10QSB
period 1997-09-30
STANDARD FUNDING CORP
filed 1997-11-13
CIK 919007

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1997
                                                  Commission file number 0-23484

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

                                                       Yes |X|  No |_|

                                   ----------

Common Stock, $.001 par value, outstanding as of November 12, 1997: 2,760,000 shares

Transitional Small Business Disclosure Format: Yes |_|  No  |X|

                             STANDARD FUNDING CORP.
--------------------------------------------------------------------------------

                         Quarterly Report on Form 10-QSB
                     for the period ended September 30, 1997

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

PART I  -  FINANCIAL INFORMATION                                            Page
------     ---------------------                                            ----

Item 1      Financial Statements

            BALANCE SHEETS AT SEPTEMBER 30, 1997 AND
              DECEMBER 31, 1996 .............................................  3

            STATEMENTS OF INCOME FOR THE NINE MONTHS
              ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996 ...............  4

            STATEMENTS OF INCOME FOR THE THREE MONTHS
              ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996 ...............  5

            STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
              ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996 ...............  6

            NOTES TO FINANCIAL STATEMENTS ...................................  7

Item 2      Management's Discussion and Analysis of Financial
              Condition and Results of Operations ...........................  9

PART II  -  OTHER INFORMATION
-------     -----------------

Item 6      Exhibits and Reports on Form 8-K ................................ 13

--------------------------------------------------------------------------------

PART I.    FINANCIAL INFORMATION
-------    ---------------------

Item 1.    FINANCIAL STATEMENTS

                             STANDARD FUNDING CORP.
                                 BALANCE SHEETS

                                                      September 30, 1997 December 31, 1996
                                                      ------------------ -----------------
                                                         (unaudited)

Cash .................................................  $    123,200       $    132,563
                                                        ------------       ------------
Installment loans receivable
  under premium finance agreements ...................    42,043,625         33,772,533
Less: Participation program ..........................    (1,630,474)          (775,997)
      Unearned interest ..............................      (967,003)          (868,300)
      Allowance for possible credit losses (Note 2) ..      (310,000)          (300,000)
                                                        ------------       ------------
Installment loans receivable
  under premium finance agreements - net .............    39,136,148         31,828,236
Due from officers ....................................       161,996            149,274
Property and equipment - net .........................       285,485            263,800
Other assets .........................................       589,446            260,729
                                                        ------------       ------------
      Total ..........................................  $ 40,296,275       $ 32,634,602
                                                        ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Notes payable to financial institutions ..............  $ 22,400,000       $ 17,600,000
Commercial paper issued ..............................     2,353,548          2,253,668
Amounts due to insurance companies ...................     2,177,905            535,390
Accrued expenses and other ...........................       133,275             96,132
Funds due - participation program ....................       537,857            219,981
Deferred income taxes payable ........................       557,431            287,728
                                                        ------------       ------------
      Total, exclusive of subordinated debt ..........    28,160,016         20,992,899
Subordinated debt ....................................     5,003,000          4,913,000
                                                        ------------       ------------
      Total Liabilities ..............................    33,163,016         25,905,899
                                                        ------------       ------------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred stock, par value $.001 per share:
  1,000,000 authorized, none issued ..................            --                 --
Common stock, par value $.001 per share:
  4,000,000 authorized, 2,760,000 shares issued and
  outstanding ........................................         2,760              2,760
Additional paid-in capital ...........................     3,991,501          3,991,501
Retained earnings ....................................     3,138,998          2,734,442
                                                        ------------       ------------
      Total Shareholders' Equity .....................     7,133,259          6,728,703
                                                        ------------       ------------
          Total ......................................  $ 40,296,275       $ 32,634,602
                                                        ============       ============

                       See notes to financial statements.

                             STANDARD FUNDING CORP.
                        STATEMENTS OF INCOME (UNAUDITED)

                                                        Nine Months         Nine Months
                                                           Ended              Ended
                                                    September 30, 1997  September 30, 1996
                                                    ------------------  ------------------

NET INTEREST INCOME:
  Finance charge income and other .................     $4,776,471          $4,111,731
  Less: Interest and other expenses on borrowings .      1,734,502           1,344,137
                                                        ----------          ----------
    Net Interest Income ...........................      3,041,969           2,767,594
                                                        ----------          ----------

OTHER EXPENSES:
  Operating expenses ..............................      1,431,996           1,346,352
  Selling expenses ................................        490,821             424,733
  Provisions for possible credit losses (Note 2) ..        444,892             296,380
                                                        ----------          ----------
    Total .........................................      2,367,709           2,067,465
                                                        ----------          ----------

INCOME BEFORE PROVISION FOR
  INCOME TAXES ....................................        674,260             700,129

PROVISION FOR INCOME TAXES ........................        269,704             280,052
                                                        ----------          ----------

NET INCOME ........................................     $  404,556          $  420,077
                                                        ----------          ----------

NET INCOME PER SHARE (Note 1) .....................     $      .15          $      .15
                                                        ----------          ----------

AVERAGE NUMBER OF
  SHARES OUTSTANDING ..............................      2,760,000           2,760,000
                                                        ----------          ----------

                       See notes to financial statements.

                             STANDARD FUNDING CORP.
                        STATEMENTS OF INCOME (UNAUDITED)

                                                        Three Months       Three Months
                                                            Ended              Ended
                                                     September 30, 1997  September 30, 1996
                                                     ------------------  ------------------

NET INTEREST INCOME:
  Finance charge income and other .................      $1,581,125          $1,396,758
  Less: Interest and other expenses on borrowings .         613,738             481,930
                                                         ----------          ----------
    Net Interest Income ...........................         967,387             914,828
                                                         ----------          ----------

OTHER EXPENSES:
  Operating expenses ..............................         466,562             432,104
  Selling expenses ................................         182,454             145,122
  Provisions for possible credit losses (Note 2) ..         141,685             104,595
                                                         ----------          ----------
    Total .........................................         790,701             681,821
                                                         ----------          ----------

INCOME BEFORE PROVISION FOR
  INCOME TAXES ....................................         176,686             233,007

PROVISION FOR INCOME TAXES ........................          70,674              93,203
                                                         ----------          ----------

NET INCOME ........................................      $  106,012          $  139,804
                                                         ----------          ----------

NET INCOME PER SHARE (Note 1) .....................      $      .04          $      .05
                                                         ----------          ----------

AVERAGE NUMBER OF
  SHARES OUTSTANDING ..............................       2,760,000           2,760,000
                                                         ----------          ----------

                       See notes to financial statements.

                             STANDARD FUNDING CORP.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                Nine Months          Nine Months
                                                                   Ended                Ended
                                                             September 30, 1997  September 30, 1996
                                                             ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...............................................   $    404,556         $    420,077
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for possible credit losses ...................        444,892              296,380
    Deferred income taxes ..................................        269,703               48,273
    Depreciation and amortization                                    59,955               32,815
    Changes in assets and liabilities:
      Other assets .........................................        341,439              368,257
      Accrued expenses and other amounts due to
        insurance companies ................................      2,311,180            1,210,899
      Funds due-accounts receivable participation program ..        537,857                    -
                                                               ------------         ------------
      Net cash provided by operating activities ............      4,369,582            2,376,701
                                                               ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Installment loans receivable originated ..................    (76,983,799)         (63,225,614)
  Collections of installment loans receivable ..............     66,073,054           54,245,028
  Purchase of equipment ....................................        (81,640)             (85,312)
                                                               ------------         ------------
    Net cash used in investing activities ..................    (10,992,385)          (9,065,898)
                                                               ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from accounts receivable participation program ..      4,153,656                    -
  Payment of accounts receivable participation program .....     (2,530,096)                   -
  Proceeds from bank notes - net ...........................      4,800,000            6,300,000
  Proceeds (Repayment) of commercial paper issued - net ....         99,880             (575,498)
  Proceeds (Repayment) of subordinated debt ................         90,000              148,000
                                                               ------------         ------------
    Net cash provided by financing activities ..............      6,613,440            5,872,502
                                                               ------------         ------------

INCREASE (DECREASE) IN CASH ................................         (9,363)            (816,695)

CASH AT BEGINNING OF YEAR ..................................        132,563              939,869
                                                               ------------         ------------

CASH AT END OF PERIOD ......................................   $    123,200         $    123,174
                                                               ============         ============

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOWS INFORMATION
  Income taxes paid ........................................   $    298,206         $    363,753
                                                               ============         ============

  Interest paid ............................................   $  1,673,571         $  1,224,467
                                                               ============         ============

                       See notes to financial statements.

                             STANDARD FUNDING CORP.
                          NOTES TO FINANCIAL STATEMENTS

        For the nine months ended September 30, 1997 and 1996 (unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES

      Business - Standard Funding Corp. (the "Company") provides loans to finance substantially all forms of property and casualty insurance premiums on policies which are written through independent insurance agents and brokers. The insurance policies are primarily held by commercial businesses.

      Interim Financial Statements - The financial statements for the three month and nine month periods ended September 30, 1997 and 1996 are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all the adjustments necessary for a fair presentation of the financial condition and results of operations for the three month and nine month periods ended September 30, 1997 and 1996. The interim financial results are not necessarily indicative of the results to be expected for a full year.

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

      Revenue and Credit Concentration - The Company receives substantially all of its revenues from financing arrangements made within the New York, New Jersey, Pennsylvania and Massachusetts area. Accordingly, at September 30, 1997, substantially all of the Company's installment loans outstanding were from this geographic region.

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

      A summary of activity in the allowance for possible credit losses is as follows:

                                                         Nine Months
                                                            Ended            Year Ended
                                                      September 30, 1997  December 31, 1996
                                                      ------------------  -----------------

      Balance, beginning of period   ................     $  300,000          $  208,000
      Provision......................................        444,892             583,398
      Charge-offs - net of recoveries of $23,483
        and $47,913, respectively  ..................       (434,892)           (491,398)
                                                          ----------          ----------
      Balance, end of period.........................     $  310,000          $  300,000
                                                          ==========          ==========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      Comparison of Nine Months Ended September 30, 1997 to Nine Months Ended September 30, 1996

      Finance charge income increased by 16.2% to $4,776,471 in the first nine months of 1997 from $4,111,731 in the first nine months of 1996 primarily because of an increase in total installment loans financed during the respective periods. Total installment loans originated increased 21.8% to $76,983,799 from $63,225,614. The Company's average receivables for the period ended September 30, 1997 increased 30.1% to $39,582,116 from $30,422,887 for the period ended
September 30, 1996. Interest expense for the period ended September 30, 1997 increased 29% to $1,734,502 from $1,344,137 for the period ended September 30, 1996, an increase of $390,365, due to an increase in borrowings. Selling and operating expenses increased during the period ended September 30, 1997 to $1,922,817 from $1,771,085 in the period ended September 30, 1996. The increase of $151,732 was primarily attributable to salaries, expenses and non-recurring costs of approximately $32,000.

      The provision for possible credit losses increased to $444,892 for the period ended September 30, 1997 from $296,380 for the period ended September 30, 1996. This increase of $148,512 is primarily in the assigned risk automobile personal lines portfolio. Installment loans receivable balances in the assigned risk automobile personal lines portfolio continue to decrease. The allowance for possible credit losses increased to $310,000 at September 30, 1997 from $246,000 at September 30, 1996.

      Approximately 89% of gross charge-offs relate to losses incurred in the assigned risk automobile personal lines portfolio which at September 30, 1997 represented approximately 9% of installment loans receivable.

      Comparison of Three Months Ended September 30, 1997 to Three Months Ended September 30, 1996

      Finance charge income increased by 13.2% to $1,581,125 in the third quarter of 1997 from $1,396,758 in the third quarter of 1996 primarily because of an increase in total installment loans financed during the respective periods. Total installment loans originated increased 22.9% to $24,576,885 from $19,997,827. The Company's average receivables for the third quarter of 1997 increased 28.9% to $42,070,097 from $32,632,433 for the third quarter of 1996. Interest expense for the third quarter of 1997 increased 27.4% to $613,738 from $481,930 for the third quarter of 1996, an increase of $131,808, due to an increase in borrowings. Selling and operating expenses increased during the third quarter of 1997 to $649,016 from $577,226 in the third quarter of 1996. The increase of $73,790 was primarily attributable to salaries, expenses and non-recurring costs of approximately $32,000.

      The provision for possible credit losses increased to $141,685 for the third quarter of 1997 from $104,595 for the third quarter of 1996. This increase of $37,090 is primarily in the assigned risk automobile personal lines portfolio. Installment loans receivable balances in the assigned risk automobile personal lines portfolio continue to decrease.

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

      As the Company increases the size of its business, it originates more installment loans receivable than it collects, resulting in a larger outstanding balance of installment loans receivable. For the nine month periods ended September 30, 1997 and 1996, the Company originated installment loans receivable of $76,983,799 and $63,225,614, respectively, compared to installment loans collected for each period of $66,073,054 and $54,245,028, respectively. The result was an increase in outstanding installment loan receivables to $40,413,151 from $32,324,284 at September 30, 1997 and 1996, respectively.

      The growth in the Company's loan portfolio has been the single largest factor influencing the Company's cash flow from operations and its need for financing. The determining factor influencing the growth in the loan portfolio has been the extent to which the Company has been able to leverage its capital into subordinated debt and then into short-term senior debt. For the nine month periods ended September 30, 1997 and 1996, net cash provided by operating activities was $4,369,582 and $2,376,701, respectively, which amounts were comprised primarily of net earnings, loss provisions, depreciation and amortization and other changes in assets and liabilities. For the nine month periods ended September 30, 1997 and 1996, net cash provided by financing activities was $6,613,440 and $5,872,502, respectively, comprised of proceeds from bank notes and repayment of bank notes, proceeds from sales and repayments of commercial paper, proceeds of subordinated debt and the sale of accounts receivable participation program.

      The following table sets forth the amounts of installment loans receivable originated and the collections of installment loans receivable for the periods indicated.

                                               For the Nine Month
                                           Periods Ended September 30,
                                         ------------------------------
                                             1997              1996
                                             ----              ----

Installment loans originated...........  $ 76,983,799      $ 63,225,614
Installment loans collected............  $ 66,073,054      $ 54,245,028

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

      Lines of Credit

      At September 30, 1997, the Company had unsecured short term lines of credit aggregating $35,500,000 available through six commercial banks, under which $22,400,000 was outstanding. Amounts outstanding under these lines bear interest at variable rates over LIBOR. The Company pays fees to some of these banks in connection with these lines. These lines expire on various dates through June 30, 1998, although there can be no assurance that these lines will not be revoked, suspended or reduced at any time. No bank is contractually obligated to renew any such line. During the nine month periods ended September 30, 1997 and 1996, the maximum aggregate amount outstanding under these lines at any time was $24,800,000 and $17,300,000, respectively.

      Commercial Paper

      The Company directly issues its own commercial paper with maturities of up to 270 days, which is unsecured and is unrated by commercial paper rating agencies. Commercial paper outstanding at September 30, 1997 bore interest at fixed annual rates ranging from 6.19% to 7.12%. During the nine month periods ended September 30, 1997, the maximum outstanding commercial paper net of prepaid discount at any month end was $2,481,337. Such commercial paper is generally sold to officers of the Company and their affiliates and to non-affiliated investors. The Company has obtained no commitments from any purchaser of its commercial paper regarding additional or future purchases. It is the Company's policy to maintain unused short-term bank lines of credit in an amount in excess of the amount of commercial paper outstanding. The interest rate on the Company's commercial paper has been and will continue to be determined by reference to prevailing interest rates in the commercial paper market. The Company does not anticipate any change in the level of financing provided by affiliates of the Company or any changes in the costs of financing provided by such affiliates. There can be no assurance, however, that such levels of financing will be maintained in the future.

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

The following table indicates amounts, rates and maturity dates as of September 30, 1997 of all senior and junior subordinated debt of the Company.

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

STANDARD FUNDING CORP.


Date: November 12, 1997                                /s/ Alan J. Karp
Alan J. Karp                                           -------------------------
President and Chief Executive Officer


Date:  November 12, 1997                               /s/ David E. Fisher
David E. Fisher                                        -------------------------
Treasurer and Chief Financial Officer