Form 10KSB40
period 1997-12-31
STANDARD FUNDING CORP
filed 1998-03-31
CIK 919007

--------------------------------------------------------------------------------

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee required)
                   For the fiscal year ended December 31, 1997


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

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      State issuer's revenues for its most recent fiscal year: $6,327,115.

      State the aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $3,893,760 based on the price at which the stock was sold on March 25, 1998.

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,760,000 shares of Common Stock, $.001 par value per share, were outstanding at March 27, 1998.

      Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

      The information called for by Part III, Items 9, 10, 11 and 12 is incorporated herein by reference from Standard Funding Corp.'s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 1998 which will be filed on or before April 21, 1998.

--------------------------------------------------------------------------------

                             STANDARD FUNDING CORP.

                        1997 ANNUAL REPORT ON FORM 10-KSB

Item                                                                        Page
Number                                                                    Number
------                                                                    ------

                                     PART I

1.    Description of Business                                               1

2.    Description of Property                                               5

3.    Legal Proceedings                                                     5

4.    Submission of Matters to a Vote of Security-Holders                   5


                                     PART II

5.    Market for the Company's Common Equity and
         Related Shareholder Matters                                        6

6.    Management's Discussion and Analysis or Plan of Operation             6

7.    Financial Statements                                                 10

8.    Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure                            10


                                    PART III

9.    Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                 11

10.   Executive Compensation                                               11

11.   Security Ownership of Certain Beneficial Owners and Management       11

12.   Certain Relationships and Related Transactions                       11


      Index to Financial Statements                                        F-1

PART I

Item 1. Description of Business.

      General

      Standard Funding Corp. (the "Company"), incorporated in New York in 1978, is a financial services company engaged in the business of financing the payment of insurance premiums. The Company offers financing of approximately 75 to 85% of an insurance premium to individual and commercial purchasers of property, casualty and liability insurance who wish to pay their insurance premiums on an installment basis. While many insurance carriers require advance payment of a full year's premium, the Company allows the insured to spread the cost of the insurance policy over time.

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

      The Company is licensed as an insurance premium finance company in the States of New York, New Jersey, Connecticut, Pennsylvania, Massachusetts, Missouri, Delaware, Illinois, New Hampshire, Maryland and in the District of Columbia. The Company is in the process of obtaining a license as an insurance premium financing company in the States of Virginia, Vermont, Michigan, Rhode Island and Wisconsin. Management believes that approximately 81% of the total premiums financed by the Company as of December 31, 1997 originated in New York. Management estimates that approximately 95% of the Company's outstanding receivables are commercial accounts and approximately 5% are personal lines. At December 31, 1997, the Company had approximately 17,700 active outstanding accounts.

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

      Insurance Premium Financing Services

      The Company offers financing to qualified purchasers of various types of insurance policies including coverage for property, casualty and liability insurance, of up to approximately 75% to 85% of the entire premium for such policies. The Company's standard form of premium finance agreement discloses to the insured, among other things: the price of the total premium; the amount of the cash down payment made; the amount financed; the amount of the finance charge; the amount which will be paid after the insured has made all payments as scheduled; the applicable annual percentage rate charged; the fact that a late charge is due in the event a payment is late; the insureds entitlement to a refund of part of the finance charge in the event of prepayment by the insured; the grant of a security interest in any and all unearned return premiums which may become payable under the policy; and the insured's appointment of the Company as the attorney-in-fact with authority to cancel the policy and to receive from the insurance carrier the unearned portion of the premium. The Company's agreements generally provide for monthly payments over a period of between seven to nine months on a one-year policy.

      Each insurance broker in the Company's referral network is provided with financing kits. When an insured seeks premium financing, the broker completes (and has the insured sign) the Company's form of premium finance agreement and collects a down payment of approximately 15% to 25% of the total premium. The broker also signs the contract to certify that the insurance policy has been issued and delivered and warrants to the correctness of the information in the premium finance agreement. The broker submits the original and one copy of the executed premium finance agreement to the Company, along with its check or the insured's certified check or money order for the down payment. Upon acceptance of the finance contract, the Company issues a check payable to the insurance carrier, agent, or broker for the total premium. The Company inputs all information into its computer system and sends a payment book to the insured with the first payment due approximately 30 days from the effective date of coverage. The Company gives notice to the carrier of its interest in the policy and informs the carrier that any return premium must be sent to the Company in the event of cancellation of the policy.

      Although the insured is primarily liable on the finance contract, the Company does not look solely to the insured's creditworthiness for payment. Rather, the insured assigns to the Company its interest in any unearned premium in the financed insurance policy as security for the loan and grants to the Company the power to cancel the insurance policy and collect the unearned premium if there is a default in payment on the finance contract. Thus, the unearned premiums held by the insurance company provide a collateral source of payment on a delinquent finance contract.

      The Company endeavors to increase revenues by using its resources to finance as many premiums as is practicable. From the inception of the Company's operations through December 31, 1997, the Company has financed the premiums on more than 150,000 insurance policies. The Company currently does business with more than 700 insurance brokers, more than 500 insurance companies and had, during the year ended December 31, 1997, average amounts originally financed of approximately $4,236 per finance contract.

      In order to minimize losses, the Company will not finance premiums unless the insurance policy provides for the return of unearned premiums upon cancellation. The Company generally requires policyholders to make loan payments sufficient to insure that at all times the unearned premium available for refund will pay the loan balance plus interest and other charges. Advance payment of approximately 15% to 25% of the premium generally ensures such a margin. Any monies paid for insurance coverage for time extending after the cancellation date constitute "unearned premiums" and must, under applicable state statutes, be refunded to the insured. The Company's form of premium finance agreement provides that all such refunds be remitted by the insurance carrier to the Company on behalf of the insured. Before it forwards the refund to the insured (or to the broker on behalf of the insured where state regulations require), the Company deducts all interest earned, service and late charges due. In the Company's experience, the time periods between the cancellation date and receipt of the refund of unearned premiums has averaged between 60 and 120 days. There can be no assurances, however, that the Company will be able to collect, or will not experience increasing delays in collecting, such refunds in the future.

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

      The Company charges against income a general provision for possible credit losses on finance receivables in such amounts as management deems appropriate. Case-by-case direct write-offs, net of recoveries on finance receivables, are charged to the Company's allowance for possible losses. The amount of such allowance is reviewed periodically in light of economic conditions, the status of the outstanding finance receivables and other factors. The following table sets forth information concerning the Company's allowance for possible credit losses on finance receivables and its loss experience for the year ended December 31, 1997.

                                                                   Year Ended
                                                               December 31, 1997
                                                               -----------------
                                                                  (Dollars in
                                                                   Thousands)
Allowance for possible credit losses at beginning of period           $300
Provision for possible credit losses during period                     572
Charge offs during period                                             (607)
Amounts recovered during period                                         45
                                                                      ----
Allowance for possible credit losses at end of period                 $310
                                                                      ====
Percentage of allowance for possible credit losses to
  finance receivables outstanding at end of period                    .72%
Percentage of net credit losses to finance
  receivables liquidated during period                                .60%

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

      Sales and Marketing

      The Company generates business through referrals from independent insurance agents and brokers, and through its own sales efforts. Such brokers are associated with various insurance companies. Insurance brokers may refer financing business to an insurance premium financing company because such companies can assist them in servicing their clients, particularly where the insurance carrier does not offer an installment payment option. Since the Company has no contracts with any brokers to continue to refer business to the Company, there can be no assurance that brokers presently directing financing business to the Company will continue to do so, or that the Company will be able to locate and establish relationships with additional brokers.

The Company believes that it offers more flexibility with regard to late payments and policy cancellations than affiliated companies of insurance carriers, banks and other lending institutions, which generally subject a policy to automatic cancellation on a designated date if a premium payment is late. It is the Company's general policy to notify the broker immediately when any payment is past due, thereby allowing the broker to arrange with the insured for payment and to prevent cancellation of the policy. Under certain circumstances the grace period can be extended, thereby avoiding cancellation of the policy and the loss of part of the broker's commission which may result from such cancellation. No assurances can be given that the affiliated companies of the insurance carriers, banks and other lending institutions will not add greater flexibility to their insurance financing business practices and, in the event this should occur, there may be a material adverse effect on the Company's business operations.

      Regulation

      State statutes regulate the Company's operations, and regulations promulgated thereunder, which provide for the licensing, administration and supervision of premium finance companies. Such statutes and regulations impose significant restrictions on the operation of the Company's business.

      The Company is licensed as an insurance premium company in the States of New York, New Jersey, Connecticut, Pennsylvania, Massachusetts, Maine, Delaware, Illinois, New Hampshire, Maryland and in the District of Columbia. The Company must renew its license to operate as a premium finance company each year in every state except New Jersey which requires renewal every two years. The Company is also subject to periodic examinations and investigations by state regulators.

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

      The market for premium finance companies is two-tiered. The first tier is that of national companies that are owned by insurance companies, banks, and commercial finance companies. In this group are five companies that on a combined basis finance over $9 billion per annum of premium finance agreements. Management believes that one of these companies financed over $3 billion in insurance premiums in 1997 and is a major competitor of the Company. The second tier is comprised of smaller local companies and is highly fragmented. The Company believes that it offers better service and more flexibility with regard to late payments and policy cancellations than affiliates of insurance carriers, banks and other lending institutions. The Company competes with these entities by emphasizing a high level of knowledge of the insurance industry, flexibility in structuring financing transactions and the timely purchase of qualifying contracts. The Company believes that its commitment to account service also distinguishes it from its competitors. It is the Company's general policy to notify the insurance agent when an insured is in default and to assist in collection, if requested by the agent. To the extent that affiliates of insurance carriers, banks, and other lending institutions add greater service and flexibility to their financing practices in the future, the Company's operations could be adversely affected. There can be no assurance that the Company will be able to continue to compete successfully in its markets.

      Personnel

      The Company's staff consists of 30 employees (of whom 26 are full-time employees and four part-time employees), including three executive officers, four sales and marketing representatives and 23 clerical and administrative employees.

Item 2. Description of Property.

      The Company's offices are located at 335 Crossways Park Drive, Woodbury, New York 11797. The Company leases (from a non-affiliated person) approximately 5,676 square feet of office space at a cost of $8,967 per month under a five-year lease expiring on the 31st day of May 2001.

Item 3. Legal Proceedings.

      The Company is not a party to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

PART II

Item 5. Market for the Company's Common Equity and Related Shareholder Matters.

      The Company's Common Stock has been listed on the Nasdaq SmallCap Market under the symbol "SFUN" and traded publicly since August 9, 1994. The table below sets forth, for the periods indicated, the high and low bid prices per share of Common Stock, as reported on the Nasdaq SmallCap Market. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                1996 Period                  High                     Low
                -----------                  ----                     ---

      First Quarter                         $ 6 1/16                 $ 4 3/4
      Second Quarter                        $ 5                      $ 4 7/16
      Third Quarter                         $ 4 7/16                 $ 3 3/4
      Fourth Quarter                        $ 4 3/4                  $ 3 3/4

                1997 Period                  High                     Low
                -----------                  ----                     ---

      First Quarter                         $ 5                      $ 4
      Second Quarter                        $ 4 3/4                  $ 4 1/4
      Third Quarter                         $ 4 1/2                  $ 4 1/4
      Fourth Quarter                        $ 3 1/8                  $ 2 3/8

      There were 433 shareholders of record of the Company's Common Stock as of December 31, 1997. The Company has not declared or paid any dividends on its Common Stock since its inception. It is the present intention of the Company to retain any future earnings to provide funds for the operation and expansion of its business. Future payment of dividends, if any, will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors may deem relevant. The Company is prohibited from declaring or paying any dividends on its capital stock (other than dividends payable solely in shares of its Common stock) pursuant to one of the Company's subordinated debt arrangements which matures on December 27, 2000.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Results of Operations

      The Company derives profits to the extent that finance rates and fees charged generate income exceeding the Company's cost of funds, operating and selling expenses and provision for possible credit losses. The Company borrows funds from various financial institutions in the wholesale market and from other sources and lends such funds on a secured basis to individual and commercial purchasers of property and casualty insurance. The cost of borrowed funds (interest expense) constitutes by far the largest expense of the Company and to a large degree is beyond the control of the Company. The difference between finance charge income and the Company's cost of funds is sometimes referred to as net interest income or "spread." The Company's "spread" is affected by changes in market interest rates, competitive conditions and other factors. Presently, all of the Company's lines of credit are on a variable rate basis and all of its commercial paper and subordinated debt is on a fixed rate basis. See "Liquidity and Capital Resources." While the Company's installment loans receivable are all on a fixed rate basis, the rapid rate of turnover of the Company's total loan portfolio, 3.1 times in both 1997 and 1996, and the short term to maturity of its outstanding installment loans, with an average maturity of approximately four months at December 31, 1997, help to reduce the Company's exposure to interest rate fluctuations.

      The following table sets forth the spread that the Company has maintained for the last two fiscal years, based upon average monthly receivable balances:

                                                    Year Ended December 31,
                                                    -----------------------
                                                     1997           1996
                                                     ----           ----
                                                    (Dollars in Thousands)

Average Installment Loans Receivable - net          $40,270       $27,578
Net Interest Income (Spread)                          3,796         3,743
% of Spread to Average Loans Receivable                 9.4          13.6

      The Company is licensed as an insurance premium company in the States of New York, New Jersey, Connecticut, Pennsylvania, Massachusetts, Missouri, Delaware, Illinois, New Hampshire, Maryland and in the District of Columbia. At December 31, 1997, management estimates that approximately 81% of premium finance receivables were with New York insured's.

      The following table sets forth certain income statement items as a percentage of total finance charge income:

                                                       Year Ended December 31,
                                                       -----------------------
                                                          1997          1996
                                                          ----          ----

NET INTEREST INCOME:
    Finance charge income and other                        100.00%      100.00%
    Less: Interest and other expenses on borrowings         40.00        33.99
                                                          -------      -------
         Net interest income                                60.00        66.01
                                                          -------      -------
OTHER EXPENSES:
      Operating expenses                                    28.60        30.15
      Selling expenses                                      11.38         9.96
      Provision for possible credit losses                   9.05        10.29
                                                           ------      -------
           Total                                            49.03        50.40
                                                           ------      -------

INCOME BEFORE PROVISION FOR INCOME TAXES                    10.97        15.61

PROVISION FOR INCOME TAXES                                   4.90         5.99
                                                          -------      -------

NET INCOME                                                   6.07%        9.62%
                                                             ====         ====

      Finance charge income increased by 11.58% to $6,327,115 in the year ended December 31, 1997 from $5,670,276 for the year ended December 31, 1996 primarily because of an increase in total installment loans financed. Total installment loans financed increased 21.7% to $103,320,694 from $84,900,735 and the number of contracts representing these loans decreased 2% to 24,389 from 24,897. The Company's average receivables for the year ended December 31, 1997 increased 46% to $40,269,644 from $27,578,317 for the year ended December 31, 1996. Interest expense for the year ended December 31, 1997 increased 31.3% to $2,530,859 from $1,927,372 for the year ended December 31, 1996, an increase of $603,487. This increase in interest expense is due primarily to the increase in average receivables. Operating and selling expenses increased by 11.22% to $2,529,856 in the year ended December 31, 1997 from $2,274,630 in the year ended December 31, 1996. This increase was primarily attributable to increases in salaries, commission, and certain other administrative expenses. Due to the $656,839 increase in finance charge income, compared to only an $603,487 increase in interest expense, there was a 1% increase in the "spread" to $3,796,256 for the year ended December 31, 1997 from $3,742,904 for the year ended December 31, 1996.

      In 1997, the Company had gross write-offs of $606,801, of which $507,027 represented assigned risk automobile policies and $99,774 represented Commercial policies. Management feels that with the curtailment of financing assigned risk business in 1997, we have reduced the likelihood of large assigned risk write-offs for the future. On a going forward basis, management believes that's its reserves are sufficient to cover these write-offs.

      The provision for possible credit losses decreased by 1.9% to $572,297 for the year ended December 31, 1997 from $583,398 for the year ended December 31, 1996. Past due amounts represent policies that the Company has canceled and is waiting to receive return premiums, and include policies where the insurance carrier has credited the return premium to the broker or agent who originated the policy and who subsequently is required to forward such amount to the Company. For the year ended December 31, 1997, the percentage of past due finance receivables to total finance receivables outstanding decreased to 2.8% from 4.1% for the year ended December 31, 1996.


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

      As the Company increases the size of its business, it originates more installment loans receivable than it collects, resulting in a larger outstanding balance of installment loans receivable. For the years ended December 31, 1997 and 1996, the Company originated installment loans receivable of $103,320,694 and $84,900,735 respectively, compared to installment loans collected for each period of $93,509,063 and $75,021,501 respectively. The result was an increase in net outstanding installment loan receivables to $41,843,567 from $31,828,236 respectively, at December 31, 1997 and 1996.

      The growth in the Company's loan portfolio has been the single largest factor influencing the Company's cash flow from operations. The determining factor influencing the growth in the loan portfolio has been the extent to which the Company has been able to leverage its capital into subordinated debt and then into short-term senior debt. For years ended December 31, 1997 and 1996, net cash provided by operating activities was $1,594,716 and $1,701,219 respectively, which amounts were comprised primarily of net earnings, loss provisions, depreciation and amortization and other changes in assets and liabilities. For the years ended December 31, 1997 and 1996, net cash provided by financing activities was $8,388,734 and $7,526,440 respectively, comprised primarily of proceeds from bank notes and repayment of bank notes, proceeds from sales and repayments of commercial paper, net proceeds of subordinated debt and the sale of accounts receivable participation program.

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

      The sources of funds (other than internal generation of funds) that are presently available or have been utilized by the Company are described below. Management believes that the sources of funds presently available to the Company are adequate for the conduct of its business at its present level. To the extent that the Company in the future expands its business and increases its total installment receivables outstanding beyond its present levels of funding, which may not be available or, if available, may not be on terms acceptable to the Company.

      Lines of Credit. At December 31, 1997, the Company had unsecured short-term lines of credit aggregating $41,000,000 available through six commercial banks, under which $26,500,000 was outstanding. Amounts outstanding under these lines bear interest at prime or a certain percentage over LIBOR. The Company pays commitment fees to some of these banks in connection with these lines. These lines expire on various dates through June 30, 1998, although there can be no assurance that these lines will not be revoked, suspended or reduced at any time. No bank is contractually obligated to renew any such line. During the years ended December 31, 1997 and 1996, the maximum aggregate amount outstanding under these lines at any time was $26,500,000 and $17,600,000, respectively.

      The Company entered into a $45,000,000 line of credit agreement with a consortium of banks in January 1998. Borrowings under this agreement bears interest at a rate stipulated in this agreement which is contingent upon borrowing levels. The borrowings will be unsecured and there are no compensating balance agreements. This line of credit expires January 2001, although there can be no assurance that these lines will not be revoked, suspended or reduced at any time. None of the banks in the consortium is contractually obliged to renew any such line.

      Commercial Paper. The Company directly issues its own commercial paper with maturities of up to 270 days, which is unsecured and is unrated by commercial paper rating agencies. Commercial paper outstanding at December 31, 1997 bore interest at fixed annual rates ranging from 6.2% to 7%. During the years ended December 31, 1997 and 1996, the maximum outstanding commercial paper at any month end was $2,481,337 and $2,649,355, respectively. Such commercial paper is generally sold to officers of the Company and their affiliates and to non-affiliated investors. The Company has obtained no commitments from any purchaser of its commercial paper regarding additional or future purchases. It is the Company's policy to maintain unused short-term bank lines of credit in an amount in excess of the amount of commercial paper outstanding. The interest rate on the Company's commercial paper has been and will continue to be determined by reference to prevailing interest rates in the commercial paper market. The Company does not anticipate any change in the level of financing provided by affiliates of the Company or any changes in the costs of financing provided by such affiliates. There can be no assurance, however, that such levels of financing will be maintained in the future.

      Subordinated Debt. The Company has obtained unsecured senior subordinated debt in the amount of $4,100,000 from outside investors. The notes bear interest at fixed rates from 10.00 to 14.25% and are due from June 27, 1998 to March 31, 2002. The notes restrict the Company's ability, among other things, to merge, pay dividends and permit its business to be heavily concentrated with a single broker or agency. Several of the underlying agreements also contain various covenants requiring the Company to meet certain financial ratios and other restrictions on acquisitions and investments. The Company may, at its option, prepay the loans in whole or in part. However, with respect to several of the notes, the Company must reimburse the investors for any loss of margin on reemployment of the funds so repaid. The Company does not currently anticipate prepaying or otherwise refinancing its existing senior subordinated debt prior to its maturity. In addition, the Company has obtained unsecured junior subordinated debt from various investors. The interest rates are fixed and vary in term. The following table indicates amounts, rates and maturity dates as at December 31, 1997.

            Rate             Due Date                Amount
            ----             --------                ------
           14.25%            06/30/2001          $  810,000
           14.00%            11/01/2000             500,000
           14.00%            06/27/1998             400,000
           14.00%            12/27/1998             400,000
           14.00%            06/27/1999             400,000
           14.00%            12/27/1999             400,000
           14.00%            06/27/2000             400,000
           14.00%            12/27/2000           1,000,000
           12.50%            03/31/2001             510,000
           12.00%            02/16/2001              50,000
           11.25%            09/30/2001              43,000
           10.00%            03/31/2002              90,000
                                                 ----------
                                                 $5,003,000
                                                 ==========

      Subordinated debt is generally sold to officers and directors of the Company and their affiliates and to non-affiliated investors. The Company has obtained no commitments from any holder of its subordinated debt regarding additional or future purchases.

      Other Sources. In addition to the sources of funds described above, the Company has transferred to banks participating interests in certain receivables under a financing arrangement. The interest in these receivables have been transferred on a pari passu basis without any recourse to the Company. As of December 31, 1997 there was a zero balance with these institutions.

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

      Year 2000 Matters

      The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions invoices, or engage in similar normal business activities.

      In 1997, the Company initiated a conversion from existing accounting software to programs that are year 2000 compliant. Management has determined that the year 2000 issue will not pose significant operational problems for its computer systems. All costs associated with this conversion are being expensed as incurred.

      The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted or that the failure to make such a conversion will not have an adverse effect on the Company's systems.

      The Company will utilize both internal and external resources to reprogram, or replace, and test its software for Year 2000 modifications. The Company anticipates completing the Year 2000 project during the third quarter of 1998, which is prior to any anticipated impact on its operating systems. The total cost of the Year 2000 project is estimated at $15,000 and is being funded through operating cash flows. The total project cost is attributable to the re-engineering of current software and such costs will be expensed as incurred.

      The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material delays or difficulties in implementing the project include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

      Forward-Looking Statements

      The statements contained in this annual report that are not historical facts are forward-looking statements subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied. These risks and uncertainties include the effect of business and economic conditions, the impact of competitive products and pricing and other risks and uncertainties.

Item 7. Financial Statements.

      The Company's financial statements begin on page F-3. Reference is made to the Index to Financial Statements on page F-1 herein.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

                                    PART III

      The Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 1998, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-KSB pursuant to General Instruction E(3) of Form 10-KSB, will provide the information required under Part III (Items 9, 10, 11 and 12).

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

      **10.21 Form of 14.25% Junior Subordinated Notes due June 30, 2001 payable to Sharon Goldaber in the amount of $80,000.

      **10.22 12% Junior Subordinated Note due February 16, 2001 payable to
              J.C.F. Consulting Corp. in the amount of $50,000.

      **10.23 14.25% Junior Subordinated Note due June 30, 2001 payable to Herb and Judi Pitch in the amount of $50,000.

      **10.24 Form of 11.25% Junior Subordinated Note due September 30, 2001 payable to Kathleen Belz in the amount of $43,000.

      **10.25 Promissory Note in the amount of $6,000,000 payable to European
              American Bank.

      **10.26 Form of agreement of accounts receivable participation program with Atlantic Bank of New York.

      10.27 Form of agreement of accounts receivable participation program with Fleet Bank.

      10.28 Form of agreement of accounts receivable participation program with Interbank.

      10.29 Form of 10% Senior Subordinated Note due March 31, 2002 payable to Paul & Joyce Rand in the amount of $25,000.

      10.30 Form of 10% Senior Subordinated Note due March 31, 2002 payable to Estate of Ferdinand Harms in the amount of $25,000.

      10.31 Form of 10% Senior Subordinated Note due March 31, 2002 payable to Mildred Ebbighausen in the amount of $40,000.

      10.32 Letter agreement dated July 16, 1997 increasing promissory note payable to the Bank of New York previously filed as Exhibit 10.14 herein, to $8,000,000.

      10.33 Letter agreement dated May 9, 1995 increasing demand Grid Note payable to Marine Midland Bank, N.A. previously filed as Exhibit
              10.7 herein, to $6,000,000.

      10.34   Promissory note in the amount of $10,000,000 payable to Mellon
              Bank.

      24      Power of attorney (included on signature page).

      27      Financial Data Schedules (for electronic submission only)

----------

* Filed as same numbered exhibit to the Company's Registration Statement on Form SB-2 (Reg. No. 33-75130) and incorporated herein by reference.

**    Previously filed.

(b)   Reports on Form 8-K

The Company did not file any report on Form 8-K during the last quarter of the period covered in this report.

                             STANDARD FUNDING CORP.

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

Independent Auditors' Report                                                F-2

Balance Sheet at December 31, 1997                                          F-3

Statements of Income for the years ended December 31, 1997 and 1996         F-4

Statements of Shareholders' Equity for the years ended December 31,
  1997 and 1996                                                             F-5

Statements of Cash Flows for the years ended December 31, 1997 and 1996     F-6

Notes to Financial Statements                                               F-7

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Standard Funding Corp.
Woodbury, New York

      We have audited the accompanying balance sheet of Standard Funding Corp. (the "Company") as of December 31, 1997 and the related statements of income, shareholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such financial statements present fairly, in all material respects the financial position of Standard Funding Corp. at December 31, 1997 and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

Jericho, New York
February 20, 1998

                             STANDARD FUNDING CORP.

                                  BALANCE SHEET

                                                                             December 31, 1997
                                                                             -----------------
ASSETS
Cash                                                                           $    203,014
                                                                               ------------
Installment loans receivable under premium finance agreements                    43,167,571
Less:  Unearned interest                                                         (1,014,004)
       Allowance for possible credit losses                                        (310,000)
                                                                               ------------
Installment loans receivable under premium finance agreements - net (Note 2)     41,843,567
Due from officers (Note 3)                                                          153,933
Property and equipment - net (Note 4)                                               283,255
Other assets                                                                        454,961
                                                                               ------------
        Total                                                                  $ 42,938,730
                                                                               ============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Notes payable to financial institutions (Note 5)                               $ 26,500,000
Commercial paper issued (Note 5)                                                  2,428,398
Amounts due to insurance companies                                                1,389,346
Accrued expenses and other                                                          313,053
Deferred income taxes (Note 7)                                                      192,027
                                                                               ------------
        Total, exclusive of subordinated debt                                    30,822,824
Subordinated debt (Note 6)                                                        5,003,000
                                                                               ------------
        Total Liabilities                                                        35,825,824
                                                                               ------------

COMMITMENTS AND CONTINGENCIES (Notes 9 and 10)

SHAREHOLDERS' EQUITY (Note 8):
Preferred Stock, par value $.001 per share;
   1,000,000 authorized, none issued                                                     --
Common Stock, par value $.001 per share; 4,000,000 authorized,
   2,760,000 shares issued and outstanding                                            2,760
Additional paid-in capital                                                        3,991,501
Retained earnings                                                                 3,118,645
                                                                               ------------
        Total Shareholders' Equity                                                7,112,906
                                                                               ------------
        Total                                                                  $ 42,938,730
                                                                               ============

                       See notes to financial statements.

                             STANDARD FUNDING CORP.

                              STATEMENTS OF INCOME

                                                              Year Ended December 31,
                                                              -----------------------
                                                                 1997          1996
                                                                 ----          ----
NET INTEREST INCOME:
   Finance charge income and other                            $6,327,115   $5,670,276
   Less: Interest and other expenses on borrowings (Notes 2,
         5, and 6)                                             2,530,859    1,927,372
                                                              ----------   ----------
        Net Interest Income                                    3,796,256    3,742,904
                                                              ----------   ----------

OTHER EXPENSES:
   Operating expenses (Note 10)                                1,809,713    1,709,674
   Selling expenses                                              720,143      564,956
   Provision for possible credit losses (Note 2)                 572,297      583,398
                                                              ----------   ----------
        Total                                                  3,102,153    2,858,028
                                                              ----------   ----------

INCOME BEFORE PROVISION FOR INCOME TAXES                         694,103      884,876

PROVISION FOR INCOME TAXES (Note 7)                              309,900      339,800
                                                              ----------   ----------

NET INCOME                                                    $  384,203   $  545,076
                                                              ==========   ==========

NET INCOME PER SHARE:
    BASIC                                                     $     0.14   $     0.20
                                                              ==========   ==========
    DILUTED                                                   $     0.14   $     0.20
                                                              ==========   ==========

WEIGHTED AVERAGE NUMBER OF SHARES
     OUTSTANDING                                               2,760,000    2,760,000
                                                              ==========   ==========

                       See notes to financial statements.

                             STANDARD FUNDING CORP.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                 For the Years Ended December 31, 1997 and 1996

                             Preferred Stock     Common Stock     Additional
                             ---------------     ------------       Paid in       Retained
                              Shares  Amount   Shares    Amount     Capital       Earnings
                              ------  ------   ------    ------     -------       --------

Balance, January 1, 1996        --    --     2,760,000   $2,760   $3,991,501     $2,189,366

Net Income                      --    --       --        --       --                545,076
                               ----   ----   ---------   -------  ----------     ----------

Balance, December 31, 1996      --    --     2,760,000    2,760    3,991,501      2,734,442
                               ----   ----   ---------   ------   ----------     ----------
Net Income                      --    --       --        --       --                384,203
                               ----   ----   ---------   -------  ----------     ----------

Balance, December 31, 1997      --     --    2,760,000   $2,760   $3,991,501     $3,118,645
                               ====   ====   =========   ======   ==========     ==========

                       See notes to financial statements.

                             STANDARD FUNDING CORP.

                            STATEMENTS OF CASH FLOWS

                                                               Year Ended December 31,
                                                               -----------------------
                                                                 1997            1996
                                                                 ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                $     384,203    $     545,076
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Provision for possible credit losses                          572,297          583,398
  Deferred income taxes                                         (95,701)         102,000
  Depreciation and amortization                                 112,631           88,767
  Changes in assets and liabilities:
    Due from officers and other assets                         (229,610)         (54,059)
    Accrued expenses and other amounts
      due to insurance companies                              1,070,877          216,056
    Funds due-accounts receivable participation program        (219,981)         219,981
                                                          -------------    -------------
Net cash provided by operating activities                     1,594,716        1,701,219
                                                          -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Installment loans receivable originated                    (103,320,694)     (84,900,735)
Collections of installment loans receivable                  93,509,063       75,021,501
Purchase of equipment                                          (101,368)        (155,731)
                                                          -------------    -------------
Net cash (used in) investing activities                      (9,912,999)     (10,034,965)
                                                          -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from accounts receivable participation program       4,153,656        1,240,044
Payment of accounts receivable participation program         (4,929,652)        (464,047)
Proceeds from bank notes--net                                 8,900,000        7,300,000
Proceeds (Repayment) of commercial paper issued--net            174,730         (697,557)
Proceeds of subordinated debt                                    90,000          148,000
                                                          -------------    -------------
Net cash provided by financing activities                     8,388,734        7,526,440
                                                          -------------    -------------
INCREASE (DECREASE) IN CASH                                      70,451         (807,306)

CASH AT BEGINNING OF YEAR                                       132,563          939,869
                                                          -------------    -------------

CASH AT END OF YEAR                                       $     203,014    $     132,563
                                                          =============    =============

SUPPLEMENTAL DISCLOSURES OF
CASH FLOWS INFORMATION:
Income taxes paid                                         $     414,921    $     413,313
                                                          =============    =============
Interest paid                                             $   2,349,788    $   1,853,680
                                                          =============    =============

                              See notes to financial statements.

                             STANDARD FUNDING CORP.

                          NOTES TO FINANCIAL STATEMENTS

                 For the years ended December 31, 1997 and 1996

1.    SIGNIFICANT ACCOUNTING POLICIES

      Business - Standard Funding Corp. (the "Company") is a financial service Company engaged in the business of financing the payment of insurance premiums. The Company finances substantially all forms of property, casualty and liability insurance premiums on policies, which are written through independent insurance agents, and brokers.

      Revenue Recognition - Unearned interest on installment loans receivable under premium finance agreements is recognized as income using a method which approximates the results which would be obtained using the interest method.

      The Company has entered into agreements to transfer, on a non-recourse basis, interests in its installment loans receivable under premium finance agreements to financial institutions. The differential of stated interest to be recorded over the course of the finance period and interest to be paid to the financial institution is recognized as interest expense over the course of the outstanding transfer.

      Loan processing costs incurred are deferred and amortized on the straight-line method over the term of the related installment loans receivable under premium finance agreements. Cancellation fees and late charges are recognized as income when received.

      Allowance for Possible Credit Losses - The balance in the allowance for possible credit losses are based on management's assessment of risk in the installment loan portfolio. The Company writes off receivables upon determination that no further collections are probable.

      Property and Equipment - net - Property and equipment are stated at cost. Depreciation is provided on the straight-line basis over such assets' estimated useful service lives which range from three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the lease.

      Revenue and Credit Concentration - The Company receives substantially all of its revenues from financing arrangements made within New York, New Jersey, Connecticut, Pennsylvania, and Massachusetts. Accordingly, as of December 31, 1997, substantially all of the Company's installment loans outstanding were from this geographic region.

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

      Impairment of Long-Lived Assets - In accordance with Statement of Financial Accounting Standards No. 121, "Accounting For the Impairment of Long-Lived Assets and For Long-Lived Assets To Be Disposed Of" ("SFAS No. 121"), the Company reviews its long-lived assets, including property and equipment, and other assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. SFAS No. 121 had no effect on the Company's financial statements.

      Earnings Per Share - The Company has adopted Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128") which requires dual presentation of basic and diluted earnings per share on the face of the income statement.

      Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are based on the weighted average number of shares of common stock and common stock equivalents (options and warrants) outstanding during the period, computed in accordance with the treasury stock method. The effect of common stock equivalents was antidilutive for 1997, and accordingly, such common stock equivalents were excluded from the weighted average number of common shares for 1997. There were no common stock equivalents outstanding prior to 1996. Therefore, weighted average number of shares for 1996 was based solely upon common stock shares outstanding for the period.

2.    INSTALLMENT LOANS RECEIVABLE UNDER PREMIUM FINANCE AGREEMENTS

      Substantially all installment loans receivable under premium finance agreements are repayable in less than one year. In the event of default by a borrower, the Company is entitled to cancel the underlining insurance policy financed and receive a refund for the unused term of such policy from the insurance carrier.

      In October 1996, the Company entered into an agreement with a financial institution to transfer, on a non-recourse basis, a fifty percent interest in certain designated installment loans receivable, not to exceed $1,000,000 at any one point. This agreement was extended to a limit of $2,000,000 in April 1997. The Company entered into similar financing agreements with two additional financial institutions. The aggregate borrowing limit for these agreements was $4,000,000 during 1997. Under terms of these agreements, the Company remitted the financial institution's share in monthly installment loans receivable collections. Interest was payable monthly based upon the average outstanding balance under this agreement at LIBOR (at the time of purchase) plus 200 or 225 basis points as stipulated in these agreements. Installment loans receivable transferred under this agreement were approximately $4,154,000 for the year ended December 31, 1997.

                             STANDARD FUNDING CORP.

      During 1997, the Company adopted the provision of Statement of Financial Accounting Standards No. 125, "Accounting For Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 125"). Installment loans receivable under this agreement were classified as securitized loan payable. As of December 31, 1997 the Company had no outstanding borrowings under these agreements. One of these agreements with aggregate maximum borrowings of $2,000,000 expires on October 1998. The agreements with the other financial institutions do not stipulate a termination date.

      A summary of activity in the allowance for possible credit losses is as follows:

                                                         December 31,
                                                    -----------------------
                                                      1997          1996
                                                      ----          ----
      Balance, beginning of period                 $ 300,000      $ 208,000
      Provision                                      572,297        583,398
      Charge-offs--net of recoveries of $44,504
          and $47,913, respectively                 (562,297)      (491,398)
                                                   ---------      ---------
      Balance, end of period                       $ 310,000      $ 300,000
                                                   =========      =========

3.    DUE FROM OFFICERS

      Amounts due from officers bear interest at the prime lending rate (8.50% at December 31, 1997) and have no specified maturity dates.

4.    PROPERTY AND EQUIPMENT - net

            Property and equipment - net consisted of the following:

                                                              December 31, 1997
                                                              -----------------

            Equipment including computer hardware and software    $  482,754
            Office furniture and fixtures                            159,503
            Leasehold improvements                                    43,281
                                                                  ----------
                                                                     685,538
            Less accumulated depreciation and amortization          (402,283)
                                                                  ----------
            Property and equipment--net                           $  283,255
                                                                  ==========

5.    LIABILITIES

      Included in liabilities is the following short-term debt at December 31, 1997:

      Notes Payable to Financial Institutions - At December 31, 1997, the Company had line of credit agreements with several banks which aggregated $41,000,000. Borrowings under the agreements bear interest at prime or the LIBOR rate (5.81% at December 31, 1997) plus 1.15 to 1.50% points above such rate and may contain certain commitment fees. The outstanding borrowings are unsecured and there are no compensating balance arrangements. These lines of credit expire over various dates through June 1998.

      The Company entered into a $45,000,000 line of credit agreement with a consortium of banks in January 1998. Borrowings under this agreement bears interest at a rate stipulated in this agreement which is contingent upon borrowing levels. The borrowings will be unsecured and there are no compensating balance agreements. This line of credit expires January 2001.

                             STANDARD FUNDING CORP.

      Commercial Paper Issued - The Commercial paper issued is privately placed by the Company. The weighted average interest rate in effect for outstanding obligations at December 31, 1997 was 6.76%. At December 31, 1997, commercial paper outstanding held by the principals of the Company and other related parties aggregated approximately $1,821,613.

6.    SUBORDINATED DEBT

      Subordinated debt consists of the following:

                                                               December 31, 1997
                                                               -----------------

          14% senior subordinated note (1)                         $  3,000,000
          14.25% junior subordinated note (2)                           810,000
          12.50% senior subordinated note (3)                           510,000
          14% senior subordinated note (3)                              500,000
          10% senior subordinated note (3)                               90,000
          12% junior subordinated note (3)                               50,000
          11.25% junior subordinated note (3)                            43,000
                                                                   ------------
                                                                   $  5,003,000
                                                                   ============

      (1) The 14% senior subordinated note payable in semi-annual installments through December 27, 2000 contains certain covenants which restrict the Company's ability, among other things, to merge, pay dividends and permit its business to be heavily concentrated with a single broker or agency. In the event the prime rate as defined increases to over 11%, the interest rate will increase on a pari passu basis. The underlying agreement also contains various covenants requiring the Company to meet certain financial ratios. Interest on this note is due monthly.

      (2) At December 31, 1997, subordinated debt with an aggregate principal amount of $600,000 was held by the principal shareholders of the Company. Interest on these notes is due semi-annually.

      (3) Interest on these subordinated notes is payable either monthly, or semi-annually, as designated under the terms of each specific note.

      Subordinated debt outstanding at December 31, 1997 matures as follows:

               Year Ending December 31,                        Amount
               ------------------------                        ------

                      1998                                  $  800,000
                      1999                                     800,000
                      2000                                   1,900,000
                      2001                                   1,413,000
                      2002                                      90,000
                                                            ----------
                      Total                                 $5,003,000
                                                            ==========

                             STANDARD FUNDING CORP.

7.    INCOME TAXES

      The provision for income taxes consisted of the following components:

                            Years Ended December 31,
                            ------------------------
                               1997         1996
                               ----         ----
               Federal:
               Current       $282,000      $216,900
               Deferred       (69,800)       71,000
                             ---------     --------
                              212,200       287,900
                             ---------     --------

               State:
               Current        123,600        20,900
               Deferred       (25,900)       31,000
                             ---------     --------
                               97,700        51,900
                             ---------     --------
               Total         $309,900      $339,800
                             =========     ========

      Deferred income taxes substantially consists of differences in the methods in which the Company accounts for unearned interest and the allowance for possible credit losses for income tax purposes compared with financial reporting purposes.

      The deferred tax assets and liabilities at December 31, 1997 consisted of the following:

           Assets:
           Allowance for possible credit losses        $ 126,900
                                                       ---------
           Liabilities:
           Unearned interest                            (289,300)
           Other                                         (29,627)
                                                       ---------
           Total deferred tax liabilities               (318,927)
                                                       ---------
           Net deferred income tax liability           $(192,027)
                                                       =========

      A reconciliation of the differences between the federal statutory tax rate of 34% and the Company's effective tax rate is as follows:

                                                    Years Ended December 31,
                                                    ------------------------
                                                         1997     1996
                                                         ----     ----

         Federal statutory income tax rate               34.0%    34.0%
         State income taxes, net of federal benefit       6.8      7.8
         Permanent differences                           12.8      6.9
         Prior year income tax return reconciliation     (9.0)   (10.3)
                                                        -----    -----
         Effective income tax rate                       44.6%    38.4%
                                                        =====    =====

8.    SHAREHOLDERS' EQUITY

      (a) Initial Public Offering

      During August and September 1994, the Company consummated an initial public offering of its common stock by selling 1,060,000 shares at $4.25 per share. Cash proceeds to the Company from this offering aggregated approximately $3,593,000, net of aggregate issuance costs of approximately $912,000. In addition, the Company issued 100,000 warrants at a purchase price of $.001 per warrant to purchase common stock at $6.17 per share to the underwriters' representatives. These warrants are exercisable for a period of four years, commencing on August 8, 1995. No warrants have been exercised as of December 31, 1997.

                             STANDARD FUNDING CORP.

      (b) Stock Option Plan

      The Company has an Equity Incentive Plan (the "Plan") that provides for the grant of up to 250,000 shares of Common Stock in the form of stock options (incentive and nonstatutory), stock appreciation rights, performance shares, restricted stock, stock units and other stock-based awards. Awards under the Plan can be granted to employees, consultants and non-employee directors as determined by the Board of Directors. The exercise price of all "incentive stock options" granted under the Plan must be at least equal to the fair market value of the option shares on the date of grant. The term of any incentive stock option granted under the Plan may not exceed ten years.

      During 1997, 58,525 options were granted to various officers, directors and employees of the Company. These options are exercisable from the date of grant and expire five years from the date of grant. No options were granted under the Plan prior to 1997.

      The weighted average remaining contractual life remaining on options granted under the plan is 4.2 years. The weighted average exercise price is $4.38. At December 31, 1997, 58,525 options are exercisable.

      As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB 25 and its related interpretations.

      Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123") requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions for 1997 and 1996: expected life, 5 years following vesting, stock volatility 76 percent, risk free interest rate of 6 percent and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1997 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been approximately $312,348 ($.11 per share). The impact of SFAS No. 123 on pro forma net income for 1996 was zero as there were no stock options, or any other stock-based awards granted prior to 1997.

      (c) Capital Requirements

      The Company is subject to minimum capital requirements imposed by certain of the states in which it is licensed. The Commonwealth of Pennsylvania requires an insurance premium finance company to have and maintain a minimum net worth of $50,000. The State of New York requires that insurance premium finance companies have and maintain equity capital equal to at least 10% of outstanding receivables and, in any event, not less than $1,500. In addition, the Company is prohibited from declaring or paying any dividends on its capital stock (other than dividends payable solely in shares of Common Stock) pursuant to a subordinated debt arrangement.

                             STANDARD FUNDING CORP.

9.    PENSION PLANS

      The Company has a voluntary contribution pension plan which complies with
      Section 401(k) of the Internal Revenue Code. The Plan permits employees to make contributions to a pension trust, with a matching contribution by the Company, at the rate of 20% for every dollar contributed up to 6% of the employee's salary. For the years ended December 31, 1997 and 1996, the Company contributed $44,000 and $37,000, respectively to the plan.

10.   COMMITMENTS AND CONTINGENCIES

      Lease Commitments - The Company is obligated under operating lease commitments for its office facility and automobiles. Future minimum lease payments and other lease related costs are as follows:

               Year Ending December 31,             Amount
               ------------------------             ------
          1998                                      $158,484
          1999                                       138,878
          2000                                       107,604
          2001                                        44,835
                                                    --------
          Total                                     $449,801
                                                    ========

      The facility lease requires payment of real estate taxes, insurance and other related costs. Rent expense for the years ended December 31, 1997 and 1996 aggregated approximately $107,799 and $97,000, respectively.

      Employment Agreements - The Company has employment agreements with two officers/shareholders of the Company. Such agreements, as renewed in July 1997, provide for full-time employment to the Company from the officers in return for aggregate officers' salary of $381,100 per year plus bonus and other benefits. These contracts may be renewed on their anniversary date for successive one-year terms. These agreements also contain clauses on termination, severance and covenants not to compete after the date of termination.

      Consulting Agreement - As part of the underwriting arrangements for the Company's initial public offering, the Company has retained the underwriters' representatives as financial consultants to the Company for a three-year period ended July 1997. Fees payable under these arrangements aggregate $19,600 for the year ending December 31, 1997.


                                    * * * * *

                             STANDARD FUNDING CORP.

                                   SIGNATURES

      In Accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 ("Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March, 1998.

                                     STANDARD FUNDING CORP.


                                     /s/ Alan J. Karp
                                     ----------------
                                     By:  Alan J. Karp
                                     Its: President and Chief Executive Officer

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

       Signature                        Title                             Date

   /s/ Alan J. Karp       President, Chief Executive Officer      March 27, 1998
------------------------  and Director (principal executive
     Alan J. Karp         officer)


  /s/ David E. Fisher     Director, Treasurer and Chief Financial March 27, 1998
------------------------  Officer (principal financial and
    David E. Fisher       accounting officer)


    /s/ James Faust       Director                                March 27, 1998
------------------------
      James Faust


    /s/ Joyce Karp        Director                                March 27, 1998
------------------------
      Joyce Karp


   /s/ Richard Belz       Director                                March 27, 1998
------------------------
     Richard Belz