Form 10KSB/A
period 1997-12-31
STANDARD FUNDING CORP
filed 1998-04-27
CIK 919007

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                  Form 10-KSB/A

                                   (Mark One)
  |X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                   For the fiscal year ended December 31, 1997
                                       or
            |_| Transition report pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the transition period from _____ to _____

                         Commission file number 0-23484

                             STANDARD FUNDING CORP.
                 (Name of Small Business Issuer in its Charter)

           Delaware                                    11-2523559
(State or other jurisdiction of                      (IRS Employer
 incorporation or organization)                    Identification No.)

335 Crossways Park Drive, Woodbury, NY                    11797
(Address of Principal Executive Offices)                (Zip Code)

Issuer's telephone number, including area code:      (516) 364-0200

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.0001 per share

                              --------------------

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [x]

      Issuer's revenue for its most recent fiscal year: $6,327,115.

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 25, 1998 based on the average price on that date was $3,893,760. At March 27, 1998, the number of shares outstanding of the registrant's common stock was 2,760,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

None
Transitional Small Business Disclosure Format      Yes |_|   No |X|

Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

      The officers and directors of the Company are as follows:

      Name                    Age           Office Held
      ----                    ---           -----------

      Alan J. Karp            56            President and Chief
                                            Executive Officer
      David E. Fisher         54            Treasurer and Chief
                                            Financial Officer
      Joyce S. Karp*          55            Secretary and Director
      James Faust             77            Director
      Richard Belz            42            Director

-------------
* Ms. Karp is the wife of Alan J. Karp.

                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      Section 16(a) of the Exchange Act, requires the Company's Directors and officers and holders of more than 10% of the Company's Common Stock to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Based solely on a review of copies of reports furnished to the Company and written representations that no other reports were required, the Company believes that during the year ended December 31, 1997, its officers and Directors and holders of more than 10% of the Company's Common Stock complied with all applicable Section 16(a) reporting requirements, except that each of Alan J. Karp, David E. Fisher, James Faust, Joyce S. Karp and Richard Belz inadvertently failed to timely file a required report on Form 5 reporting a grant of stock options within 45 days of the year ended December 31, 1997.

Item 10 - Executive Compensation

      The following table sets forth the aggregate compensation paid or accrued during the fiscal year ended December 31, l997 of the Chief Executive Officer and each other executive officer of the Company whose total annual salary and bonus exceeded $100,000 for services in all capacities:

                           SUMMARY COMPENSATION TABLE

                                                                    Long Term
                             Annual Compensation                   Compensation
                    ----------------------------------  ---------------------------------------
                                                        Number of   Long-Term
                                                        Shares      Incentive
Name and            Fiscal                              Underlying  Plan       All Other
Principal Position  Year     Salary    Bonus  Other(1)  Options     Payouts    Compensation (2)
------------------  ----     ------    -----  --------  -------     -------    ----------------
Alan J. Karp        1997    $188,050    --    $3,574     5,000        --           $6,118
 President, Chief   1996    $182,000    --    $3,949      --          --           $5,280
 Executive Officer  1995    $175,000    --    $3,949      --          --           $8,093

David E. Fisher     1997    $193,050    --    $6,857     5,000        --           $6,596
 Treasurer          1996    $187,000    --    $6,857      --          --           $7,125
                    1995    $180,000  $1,100  $1,619      --          --           $9,545

-------
(1)   The reported amounts represent payments by the Company for company cars.
(2) The reported amounts paid consist of Company contributions under the Company's 401(k) and profit sharing plans.

                              EMPLOYMENT AGREEMENTS

      Mr. Karp and Mr. Fisher entered into employment agreements with the Company in July 1994, which provide for their full-time employment by the Company in the executive capacities indicated therein, with successive one-year renewal terms unless terminated by either party upon ninety days' written notice prior to any renewal term. Mr. Karp's agreement provides for a base salary of $188,050, a performance bonus awarded annually at the discretion of the Board of Directors, and such other benefits as may be generally provided by the Company to its employees. Mr. Fisher's agreement provides for a base salary of $193,050, a performance bonus awarded annually at the discretion of the Board of Directors or the Chief Executive Officer of the Company, and such other benefits as may be generally provided by the Company to its executive employees. In addition, both Mr. Karp and Mr. Fisher received grants of options under the Company's Equity Incentive Plan to purchase 5,000 shares each of the Company's Common Stock. The options are exercisable at $4.375 per share and terminate five years from the date of grant. Each employment agreement provides that in the event the Company exercises its right to terminate the agreement prior to any renewal term without cause, the Company is obligated to make severance payments in the amount of one year's base salary. Both agreements contain customary confidentiality provisions and covenants not to compete with the Company for a period of one year following the date of termination.

                                   STOCK PLANS

Equity Incentive Plan

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

      The Plan provides for the grant of stock options (incentive and nonstatutory), stock appreciation rights, performance shares, restricted stock, stock units and other stock-based awards. Awards under the Plan can be granted to employees, consultants and non-employee directors as determined by a committee of at least two directors appointed by the Board of Directors to administer the Plan (The "Equity Incentive Committee") or, in the absence of the appointment by the Board of a Committee, by the Board of Directors. The Equity Incentive Committee selects the participants and establishes the terms and conditions of each option or other equity right granted under the Plan, including the exercise price, the number of shares subject to options or other equity rights and the time at which such options become exercisable. The exercise price of all "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, granted under the Plan must be at least equal to the fair market value of the option shares on the date of grant. The term of any incentive stock option granted under the Plan may not exceed ten years.

      The Board of Directors has appointed Alan J. Karp and David E. Fisher to the Equity Incentive Committee. On February 28, 1997, the committee awarded an aggregate of 58,525 five-year options to purchase shares of the Company's Common Stock at an exercise price of $4.375 per share. Stock Option Grants in Last Fiscal Year

      The following table sets forth all stock options grants to the executive officers named in the Summary Compensation table during the year ended December 31, 1997:

                                            Individual Grants
                        --------------------------------------------------------
                          Number of   % of Total
                         Securities   Options/SARS
                         Underlying    Granted to
                        Options/SARS  Employees in  Exercise or Base    Expiration
Name                      Granted      Fiscal Year    Price ($/Sh)         Date
----                    ------------  ------------  ----------------  -------------
Alan J. Karp........      5,000 (1)         8.5%         $4.38        February 2002
David E. Fisher.....      5,000 (1)         8.5%         $4.38        February 2002

-------
(1) Represents five-year qualified incentive stock options granted February 28, 1997, which were exerciseable on the date of grant.

Aggregate Option Exercises In Last Fiscal Year and Fiscal Year-End Option Values

      The following table sets forth stock options exercised during the year ended December 31, 1997 and all unexercised stock options of the executive officers named in the Summary Compensation Table as of December 31, 1997:

                                               Number of             Value of Outstanding
                                          Outstanding Options       In-The-Money Options at
                   Shares                 at Fiscal Year-End           Fiscal Year-End(1)
                  Acquired    Value    --------------------------  --------------------------
Name            on Exercise  Realized  Exercisable  Unexercisable  Exercisable  Unexercisable
----            -----------  --------  -----------  -------------  -----------  -------------
Alan J. Karp         --         --        5,000          --            $0            --
David E. Fisher      --         --        5,000          --            $0            --

---------
(1) Values are calculated by subtracting the exercise price from the fair market value of the stock as of December 31, 1997.

Item 11 - Security Ownership or Certain Beneficial Owners and Management

      The following table sets forth as of April 3, 1998, information with respect to (i) each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, its only class of voting securities, (ii) the ownership of Common Stock by each current Director and nominee for election as director, (iii) the ownership of Common Stock by each executive officer named below in the "Summary Compensation Table" and (iv) the ownership of Common Stock by all current Directors and executive officers of the Company as a group. Except as otherwise provided in the footnotes to the table, the beneficial owners have sole voting and investment powers as to all securities.

Name and Address of                   Amount and Nature of          Percentage
Beneficial Owner                      Beneficial Ownership (1)    of Class (1)
-------------------                   ------------------------    ------------

Alan J. Karp(2)                              623,800(3)             22.6%(3)

David E. Fisher (2)                          623,800(3)             22.6%(3)

Cambridge Management Corporation             170,000                 6.2%
c/o Bernard G. Palitz
215 E. 68th Street, Apt 8-L
New York, NY 10021

James Faust(2)                                 5,000(3)               *

Joyce S. Karp(2)                               7,000(3)               *

Richard Belz                                  13,500(3)(4)            *
c/o Redstone Securities, Inc.
101 Fairchild Avenue
Plainview, New York 11803

All Directors and executive
officers as a group (5 persons)            1,264,600                46.1%

--------------------
* Less than 1 percent.

(1) Except as described in the footnotes below, all of the above shareholders were both the beneficial olders shareholders and shareholders of record of the shares listed as of April 3, 1998.
(2) The address for Messrs. Karp, Fisher and Faust and Mrs. Karp is c/o Standard Funding Corp., 335 Crossways Park Drive, Woodbury, New York 11797.

(3) Includes currently exerciseable options to purchase 5,000 shares of Common Stock at $4.375 per share under the Company's Equity Incentive Plan.
(4)   Includes 8,500 shares owned by Kathleen Belz, Richard Belz's wife.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      A portion of the commercial paper and subordinated debt (33.1% and 13% respectively) issued by the Company has been purchased by officers, directors and affiliates of the Company. Such commercial paper and subordinated debt has been issued at interest rates then prevailing in the commercial paper and subordinated debt markets and on terms customary in such markets. The maximum aggregate principal amount of commercial paper outstanding held by the officers, members of the Board of Directors and affiliates of the Company at any one time during 1995, 1996 and 1997 was $1,094,134, $876,396 and $804,957, respectively.
Interest expense incurred in connection with such commercial paper amounted to $73,008, $60,848 and $57,284 in 1995, 1996 and 1997, respectively. The maximum aggregate principal amount of subordinated debt outstanding held by the officers, members of Board of Directors and affiliates of the Company at any one time during 1995, 1996 and 1997 was $650,000, $650,000 and $650,000,
respectively. Interest expense incurred in connection with such subordinated debt amounted to $56,587, $92,805 and $91,500 in 1995, 1996 and 1997,
respectively.

      The Company completed its initial public offering of 1,060,000 shares of Common Stock in August 1994. In connection with the initial public offering, the lead underwriters received as additional compensation warrants entitling the lead underwriters (or their designees) to purchase up to 100,000 shares of Common Stock at $6.17 per share, exercisable until August 8, 1999. In addition, the Company entered into a three-year financial consulting agreement with Redstone Securities, Inc., the lead underwriter ("Redstone"), pursuant to which the Company is obligated to pay a fee of $19,600 to Redstone. Richard Belz, a director of the Company, is a controlling person of Redstone.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Act of 1933, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th of April, 1998.

                                        STANDARD FUNDING CORP.


                                        By: /s/ Alan J. Karp
                                           -------------------------------------
                                           Alan J. Karp, President and
                                           Chief Executive Officer