Form 10QSB
period 1998-03-31
STANDARD FUNDING CORP
filed 1998-05-15
CIK 919007

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998     Commission file number 0-23484

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

                                ----------------

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                               Yes |X|   No |_|

                                ----------------

Common Stock, $.001 par value, outstanding as of May 9, 1998: 2,760,000 shares

Transitional Small Business Disclosure Format: Yes |X|  No |_|

                             STANDARD FUNDING CORP.
--------------------------------------------------------------------------------

                         Quarterly Report on Form 10-QSB
                       for the period ended March 31, 1998

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

PART I  -  FINANCIAL INFORMATION

Item 1        Financial Statements

              BALANCE SHEETS AT MARCH 31, 1998 AND
                 DECEMBER 31, 1997..........................................   3

              STATEMENTS OF INCOME FOR THE THREE MONTHS
                 ENDED MARCH 31, 1998 AND MARCH 31, 1997....................   4

              STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
                 ENDED MARCH 31, 1998 AND MARCH 31, 1997....................   5

              NOTES TO FINANCIAL STATEMENTS.................................   6

Item 2        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations........................   8

PART II  -  OTHER INFORMATION

Item 6        Exhibits and Reports on Form 8-K..............................  12

--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

                             STANDARD FUNDING CORP.
                                 BALANCE SHEETS

                                                                  March 31, 1998  December 31, 1997
                                                                  --------------  -----------------
                                                                     (unaudited)
ASSETS:
Cash ............................................................   $    124,969    $    203,014
                                                                    ------------    ------------
Installment loans receivable
    under premium finance agreements ............................     46,427,824      43,167,571
Less: Unearned Interest .........................................     (1,039,983)     (1,014,004)
      Allowance for possible credit losses ......................       (310,000)       (310,000)
                                                                    ------------    ------------
Installment loans receivable
    under premium finance agreements - net ......................     45,077,841      41,843,567
Due from officers ...............................................        149,123         153,933
Property and equipment - net ....................................        265,808         283,255
Other assets ....................................................        542,127         454,961
                                                                    ------------    ------------
    Total .......................................................   $ 46,159,868    $ 42,938,730
                                                                    ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Notes payable to financial institutions .........................   $ 27,975,000    $ 26,500,000
Commercial paper issued .........................................      2,476,186       2,428,398
Amounts due to insurance companies ..............................      2,787,247       1,389,346
Accrued expenses and other ......................................        425,088         313,053
Deferred income taxes payable ...................................        267,392         192,027
                                                                    ------------    ------------
    Total, exclusive of subordinated debt .......................     33,930,913      30,822,824
Subordinated debt ...............................................      5,003,000       5,003,000
                                                                    ------------    ------------
    Total Liabilities ...........................................     38,933,913      35,825,824
                                                                    ------------    ------------
COMMITMENTS AND CONTINGENCIES
    SHAREHOLDERS' EQUITY:
Preferred stock, par value $.001 per share:
    1,000,000 authorized, none issued ...........................             --              --
Common stock, par value $.001 per share:
    4,000,000 authorized, 2,760,000 shares issued and outstanding          2,760           2,760
Additional paid-in capital ......................................      3,991,501       3,991,501
Retained earnings ...............................................      3,231,694       3,118,645
                                                                    ------------    ------------
    Total Shareholders' Equity ..................................      7,225,955       7,112,906
                                                                    ------------    ------------
         Total ..................................................   $ 46,159,868    $ 42,938,730
                                                                    ============    ============

                       See notes to financial statements.

                             STANDARD FUNDING CORP.
                        STATEMENTS OF INCOME (UNAUDITED)

                                                        Three Months    Three Months
                                                           Ended           Ended
                                                       March 31, 1998  March 31, 1997
                                                       --------------  --------------
NET INTEREST INCOME:
    Finance charge income and other ..................   $1,661,236      $1,589,501
    Less: Interest and other expenses on borrowings ..      684,386         547,032
                                                         ----------      ----------
          Net Interest Income ........................      976,850       1,042,469
                                                         ----------      ----------
OTHER EXPENSES:
    Operating expenses ...............................      507,141         499,202
    Selling expenses .................................      194,787         151,905
    Provisions for possible credit losses (Note 2) ...       86,507         149,668
                                                         ----------      ----------
         Total .......................................      788,435         800,775
                                                         ----------      ----------
INCOME BEFORE PROVISION FOR
   INCOME TAXES ......................................      188,415         241,694

PROVISION FOR INCOME TAXES ...........................       75,366          96,677
                                                         ----------      ----------

NET INCOME ...........................................   $  113,049      $  145,017
                                                         ==========      ==========
NET INCOME PER SHARE (Note 1)
      BASIC ..........................................   $      .04      $      .05
                                                         ==========      ==========
      DILUTED ........................................   $      .04      $      .05
                                                         ==========      ==========

AVERAGE NUMBER OF
  SHARES OUTSTANDING .................................    2,760,000       2,760,000
                                                         ==========      ==========

                       See notes to financial statements.

                             STANDARD FUNDING CORP.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                             Three Months    Three Months
                                                                Ended           Ended
                                                            March 31, 1998  March 31, 1997
                                                            --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .............................................   $    113,049    $    145,017
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Provision for possible credit losses ................         86,507         149,668
     Deferred income taxes ...............................         75,366          96,677
     Depreciation and amortization .......................         30,347          18,737
     Changes in assets and liabilities:
       Due from officers and other assets ................        (82,356)         (3,666)
       Accrued expenses and other amounts
         due to insurance companies ......................      1,509,936       1,783,664
       Funds due-accounts receivable participation program             --         286,859
                                                             ------------    ------------
       Net cash provided by operating activities .........      1,732,849       2,476,956
                                                             ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Installment loans receivable originated ...............    (28,367,739)    (25,188,385)
   Collections of installment loans receivable ...........     25,039,164      20,721,900
   Purchase of equipment .................................         (5,107)        (31,708)
                                                             ------------    ------------
       Net cash used in investing activities .............     (3,333,682)     (4,498,193)
                                                             ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from accounts receivable participation program             --       1,120,800
   Payment of accounts receivable participation program ..             --        (614,675)
   Proceeds from bank notes - net ........................      1,475,000       1,400,000
   Proceeds (Repayment) of commercial paper issued - net .         47,788         128,554
   Proceeds of subordinated debt .........................             --          90,000
                                                             ------------    ------------
       Net cash provided by financing activities .........      1,522,788       2,124,679
                                                             ------------    ------------

INCREASE (DECREASE) IN CASH ..............................        (78,045)        103,442

CASH AT BEGINNING OF YEAR ................................        203,014         132,563
                                                             ------------    ------------

CASH AT END OF PERIOD ....................................   $    124,969    $    236,005
                                                             ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
   INFORMATION:
     Income taxes paid ...................................   $         --    $         --
                                                             ============    ============
     Interest paid .......................................   $    501,297    $    417,372
                                                             ============    ============

                       See notes to financial statements.

                             STANDARD FUNDING CORP.
                          NOTES TO FINANCIAL STATEMENTS

         For the three months ended March 31, 1998 and 1997 (unaudited)

1.       SIGNIFICANT ACCOUNTING POLICIES

         Business - Standard Funding Corp. (the "Company") is a financial service Company engaged in the business of financing the payment of insurance premiums. The Company finances substantially all forms of property, casualty and liability premiums on policies, which are written through independent insurance agents and brokers.

         Interim Financial Statements - The financial statements for the three month periods ended March 31, 1998 and 1997 are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all the adjustments necessary for a fair presentation of the financial condition and results of operations for the three month periods ended March 31, 1998 and 1997. The interim financial results are not necessarily indicative of the results to be expected for a full year.

         Revenue Recognition - Unearned interest on installment loans receivable under premium finance agreements is recognized as income using a method which approximates the results which would be obtained using the interest method.

         The Company has entered into an agreement to tranfer, on a non-recourse basis, interests in its installment loans receivable under premium finance agreements to financial institutions. The differential of stated interest to be recorded over the course of the finance period and interest to be paid to the financial institution is recognized as interest expense over the course of the outstanding transfer. As of March 31, 1998 the Company had no outstanding borrowings under these agreements.

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

         Revenue and Credit Concentration - The Company receives substantially all of its revenues from financing arrangements made within New York, New Jersey, Connecticut, Pennsylvania and Massachusetts. Accordingly, at March 31, 1998, substantially all of the Company's installment loans outstanding were from this geographic region.

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

         Impairment of Long-Lived Assets - In accordance with Statement of Financial Accounting Standards No. 121, "Accounting For the Impairment of Long-Lived Assets and Four Long-Lived Assets To Be Disposed Of" ("SFAS No. 121"), the Company reviews its long-lived assets, including property and equipment, and other assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully be recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. SFAS No. 121 had no effect on the Company's financial statement.

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

2.       INSTALLMENT LOANS RECEIVABLE UNDER PREMIUM FINANCE AGREEMENTS

         Substantially all installment loans receivable under premium finance agreements are repayable in less than one year. In the event of default by a borrower, the Company is entitled to cancel the underlying insurance policy financed and receive a refund for the unused term of such policy from the insurance carrier.

         In October 1996, the Company entered into an agreement with a financial institution to transfer, on a non-recourse basis, a fifty percent interest in certain designated installment loans receivable, not to exceed $1,000,000 at any one point. This limit was increased to $2,000,000 in April 1997. The Company entered into similar financing agreements with two additional financial institutions with an aggregate borrowing limit of $4,000,000 during 1997. Under terms of these agreements, the Company remitted each financial institution's share of the monthly installment loans receivable collected. Interest was payable monthly based upon the average outstanding balance under this agreement at a rate equal to LIBOR (at the time of purchase) plus 200 or 225 basis points as stipulated in these agreements.

         During 1997, the Company adopted the provision of Statement of Financial Accounting Standards No. 125, "Accounting For Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 125"). Installment loans receivables under this agreement were classified as securitized loan payable. As of March 31, 1998 the Company had no outstanding borrowings under these agreements. One of these agreements with aggregate maximum borrowings of $2,000,000 expires on October 1998. The agreements with the other financial institutions do not stipulate a termination date.

         A summary of activity in the allowance for possible credit losses is as follows:

                                                Three Months
                                                   Ended          Year Ended
                                               March 31, 1998  December 31, 1997
                                               --------------  -----------------

Balance, beginning of period .................    $ 310,000        $ 300,000
Provision ....................................       86,507          572,297
Charge-offs - net of recoveries of $9,149 and
$44,504, respectively ........................      (86,507)        (562,297)
                                                  ---------        ---------
Balance, end of period .......................    $ 310,000        $ 310,000
                                                  =========        =========

                             STANDARD FUNDING CORP.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Comparison of Three Months Ended March 31, 1998 to Three Months Ended March 31, 1997

         Finance charge income increased by 4.5% to $1,661,236 in the first three months of 1998 from $1,589,501 in the first three months of 1997 primarily because of an increase in total installment loans financed during the respective periods. Total installment loans financed increased 12.6% to $28,367,739 from $25,188,385. The Company's average receivables for the period ended March 31, 1998 increased 23.5% to $44,732,819 from $36,215,987 for the period ended March 31, 1997. This increase in installment loans receivable is consistent with the increase in financing activity. Interest expense for the period ended March 31, 1998 increased 25.1% to $684,386 from $547,032 for the period ended March 31, 1997, an increase of $137,354, due to an increase in borrowings. Selling and operating expenses increased during the period ended March 31, 1998 to $701,928 from $651,107 in the period ended March 31, 1997. This increase was primarily attributable to staff additions and expenses. Due to the 4.5% increase in finance charge income, compared to a 25.1% increase in interest expense, there was a 6.3% decrease in the "spread" to $976,850 for the period ended March 31, 1998 from $1,042,469 for the period ended March 31,1997.

         The provision for possible credit losses decreased to $86,507 for the period ended March 31, 1998 from $149,668 for the period ended March 31, 1997. This decrease of $63,161 is due primarily to the curtailment of financing assigned risk automobile policies.

Liquidity and Capital Resources

         The Company's operations are dependent upon the continued availability of funds on satisfactory terms and rates. The Company uses such funds principally to finance the origination of installment loans under premium finance agreements. The Company obtains required funds from a variety of sources, including internal generation of funds, unsecured borrowings under lines of credit, direct issuance of commercial paper, placement of subordinated debt, the transfer of accounts receivable participation program and the sale of common equity.

         As the Company increases the size of its business, it originates more installment loans receivable than it collects, resulting in a larger outstanding balance of installment loans receivable. For the three month periods ended March 31, 1998 and 1997, the Company originated installment loans receivable of $28,367,739 and $25,188,385, respectively, compared to installment loans collected for each period of $25,039,164 and $20,721,900, respectively. The result was an increase in outstanding installment loan receivables to $45,966,577 from $35,426,279 at March 31, 1998 and 1997, respectively.

         The growth in the Company's loan portfolio has been the single largest factor influencing the Company's cash flow from operations. The determining factor influencing the growth in the loan portfolio has been the extent to which the Company has been able to leverage its capital into subordinated debt and then into short-term senior debt. For the three month periods ended March 31, 1998 and 1997, net cash provided by operating activities was $1,732,849 and $2,476,956, respectively, which amounts were comprised primarily of net earnings, loss provisions, depreciation and amortization and other changes in assets and liabilities. For the three month periods ended March 31, 1998 and 1997, net cash provided by financing activities was $1,522,788 and $2,124,679 respectively, comprised primarily of proceeds from bank notes and repayment of bank notes, net proceeds from sales and repayments of commercial paper, net proceeds of subordinated debt and the sale of accounts receivable participation program.

         The following table sets forth the amounts of installment loans receivable originated and the collections of installment loans receivable for the periods indicated.

                                                  For the Three Month Period
                                                        Ended March 31,
                                                 ----------------------------
                                                   1998              1997
                                                   ----              ----
         Installment loans originated.........  $28,367,739       $25,188,385

         Installment loans collected..........  $25,039,164       $20,721,900

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

         The sources of funds (other than internal generation of funds) which are presently available or have been utilized by the Company are described below. Management believes that the sources of funds presently available to the Company are adequate for the conduct of its business at its present level. To the extent that the Company in the future expands its business and increases its total installment receivables outstanding beyond its present levels, funding may not be available or, if available, may not be on terms acceptable to the Company.

Lines of Credit

         The Company entered into a $45,000,000 revolving credit agreement with a consortium of banks in January 1998. Borrowing under this agreement bears interest at a rate stipulated by the agreement that is contingent upon borrowing levels. The borrowing will be unsecured and there are no compensating balance agreements. This revolving credit agreement expires on January 2001. During the three month period ended March 31, 1998, the maximum aggregate amount outstanding under the revolving credit agreement at any time was $27,975,000 and during the prior comparable period, the maximum aggregate amount outstanding under the Company's advised line facilities was $19,000,000. The Company terminated the advised line facilities when it entered into the revolving credit agreement.

Commercial Paper

         The Company directly issues its own commercial paper with maturities of up to 270 days, which is unsecured and is unrated by commercial paper rating agencies. Commercial paper outstanding at March 31, 1998 bore interest at fixed annual rates ranging from 5.94% to 6.66%. During the three month periods ended March 31, 1998, the maximum outstanding commercial paper at any month end was $2,486,339. Such commercial paper is generally sold to officers of the Company and their affiliates and to non-affiliated investors. The Company has obtained no commitments from any purchaser of its commercial paper regarding additional or future purchases. It is the Company's policy to maintain unused short-term bank lines of credit in an amount in excess of the amount of commercial paper outstanding. The interest rate on the Company's commercial paper has been and will continue to be determined by reference to prevailing interest rates in the commercial paper market. The Company does not anticipate any change in the level of financing provided by affiliates of the Company or any changes in the costs of financing provided by such affiliates. There can be no assurance, however, that such levels of financing will be maintained in the future.

Subordinated Debt

         The Company has obtained unsecured senior subordinated debt in the amount of $4,100,000 from outside investors. The notes bear interest at fixed rates from 10% to 14.25% and are due from June 27, 1998 to March 31, 2002. The notes restrict the Company's ability, among other things, to merge, pay dividends and permit its business to be heavily concentrated with a single broker or agency. Several of the underlying agreements also contain various covenants requiring the Company to meet certain financial ratios and other restrictions on acquisitions and investments. The Company may, at its option, prepay the loans in whole or in part. However, with respect to several of the notes, the Company must reimburse the investors for any loss of margin on reemployment of the funds so repaid. The Company does not currently anticipate prepaying or otherwise refinancing its existing senior subordinated debt prior to its maturity. In addition, the Company has obtained unsecured junior subordinated debt from various investors. The interest rates are fixed and vary in term. The following table indicates amounts, rates and maturity dates as at March 31, 1998.

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

Other Sources

         In addition to the sources of funds described above, pursuant to certain financing agreements the Company has transferred to banks participating interests in certain receivables. The interests in these receivables have been transferred on a pari passu basis without any recourse to the Company. As of March 31, 1998 there was a zero balance with these institutions.

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

Year 2000 Matters

         The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary liability to process transactions, invoices, or engage in similar normal business activities.

         In 1997, the Company initiated a conversion from existing accounting software to programs that are year 2000 compliant. Management has determined that the year 2000 issue will not pose significant operational problems for its computer systems. All costs associated with this conversion are being expensed as incurred.

         The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. There can be no guarantee that the systems of other companies on which the Company's system rely will be timely converted or that the failure to make such a conversion will not have an adverse effect on the Company's systems.

         The Company will utilize both internal and external resources to reprogram, or replace, and test its software for Year 2000 modifications. The Company anticipates completing the Year 2000 project during the third quarter of 1998, which is prior to any anticipated impact on its operating systems. The total cost of the Year 2000 project is estimated at $15,000.00 and is being funded through operating cash flows. The total project cost is attributable to the re-engineering of current software and such costs will be expensed as incurred.

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


                                        STANDARD FUNDING CORP.


Date: May 09, 1998                      /s/ Alan J. Karp
                                        ----------------------------------------
                                        Alan J. Karp
                                        President and Chief Executive Officer


Date: May 09, 1998                      /s/ David E. Fisher
                                        ----------------------------------------
                                        David E. Fisher
                                        Treasurer and Chief Financial Officer