Form 10QSB
period 1998-06-30
STANDARD FUNDING CORP
filed 1998-08-14
CIK 919007

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998      Commission file number 0-23484

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

                                -----------------

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X|  No |_|

                                -----------------

Common Stock, $.001 par value, outstanding as of August 11, 1998: 2,760,000 shares

Transitional Small Business Disclosure Format: Yes |_|  No |X|

                             STANDARD FUNDING CORP.
--------------------------------------------------------------------------------

                         Quarterly Report on Form 10-QSB
                       for the period ended June 30, 1998

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

PART I -  FINANCIAL INFORMATION

Item 1    Financial Statements

          BALANCE SHEETS AT JUNE 30, 1998 AND
             DECEMBER 31, 1997................................                 3

          STATEMENTS OF INCOME FOR THE SIX MONTHS
             ENDED JUNE 30, 1998 AND JUNE 30, 1997............                 4

          STATEMENTS OF INCOME FOR THE THREE MONTHS
             ENDED JUNE 30, 1998 AND JUNE 30, 1997............                 5

          STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
 .            ENDED JUNE 30, 1998 AND JUNE 30, 1997............                 6

            NOTES TO FINANCIAL STATEMENTS.....................                 7

Item 2    Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............                10

PART II - OTHER INFORMATION

Item 6        Exhibits and Reports on Form 8-K................                15

--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                             STANDARD FUNDING CORP.
                                 BALANCE SHEETS

                                                June 30, 1998  December 31, 1997
                                                -------------  -----------------
                                                  (unaudited)

ASSETS:
Cash .........................................   $    115,421    $    203,014
                                                 ------------    ------------
Installment loans receivable
    under premium finance agreements .........     49,899,979      43,167,571
Less: Unearned Interest ......................     (1,117,760)     (1,014,004)
       Allowance for possible credit losses ..       (310,000)       (310,000)
                                                 ------------    ------------
Installment loans receivable
    under premium finance agreements - net ...     48,472,219      41,843,567
Due from officers ............................        144,138         153,933
Property and equipment - net .................        254,739         283,255
Other assets .................................        753,872         454,961
                                                 ------------    ------------
    Total ....................................   $ 49,740,389    $ 42,938,730
                                                 ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Notes payable to financial institutions ......   $ 31,800,000    $ 26,500,000
Commercial paper issued ......................      2,758,879       2,428,398
Amounts due to insurance companies ...........      2,528,773       1,389,346
Accrued expenses and other ...................        347,621         313,053
Deferred income taxes payable ................        350,899         192,027
                                                 ------------    ------------
    Total, exclusive of subordinated debt ....     37,786,172      30,822,824
Subordinated debt ............................      4,603,000       5,003,000
                                                 ------------    ------------
    Total Liabilities ........................     42,389,172      35,825,824
                                                 ------------    ------------

COMMITMENTS AND CONTINGENCIES
    SHAREHOLDERS' EQUITY:
Preferred stock, par value $.001 per share:
    1,000,000 authorized, none issued ........             --              --
Common stock, par value $.001 per share:
    4,000,000 authorized, 2,760,000 shares
    issued and outstanding ...................          2,760           2,760
Additional paid-in capital ...................      3,991,501       3,991,501
Retained earnings ............................      3,356,956       3,118,645
                                                 ------------    ------------
    Total Shareholders' Equity ...............      7,351,217       7,112,906
                                                 ------------    ------------
         Total ...............................   $ 49,740,389    $ 42,938,730
                                                 ============    ============


                       See notes to financial statements.

                             STANDARD FUNDING CORP.
                        STATEMENTS OF INCOME (UNAUDITED)

                                                         Six Months    Six Months
                                                           Ended          Ended
                                                       June 30, 1998  June 30, 1997
                                                       -------------  -------------
NET INTEREST INCOME:
    Finance charge income and other .................   $3,454,284     $3,195,346
    Less: Interest and other expenses on borrowings .    1,435,179      1,120,764
                                                        ----------     ----------
          Net Interest Income .......................    2,019,105      2,074,582
                                                        ----------     ----------

OTHER EXPENSES:
    Operating expenses ..............................    1,063,321        965,434
    Selling expenses ................................      401,595        308,367
    Provisions for possible credit losses (Note 2) ..      157,005        303,207
                                                        ----------     ----------
         Total ......................................    1,621,921      1,577,008
                                                        ----------     ----------

INCOME BEFORE PROVISION FOR
   INCOME TAXES .....................................      397,184        497,574

PROVISION FOR INCOME TAXES ..........................      158,873        199,030
                                                        ----------     ----------
NET INCOME ..........................................   $  238,311     $  298,544
                                                        ==========     ==========

NET INCOME PER SHARE (Note 1)
      BASIC .........................................   $      .09     $      .11
                                                        ==========     ==========
      DILUTED .......................................   $      .09     $      .11
                                                        ==========     ==========

AVERAGE NUMBER OF
  SHARES OUTSTANDING ................................    2,760,000      2,760,000
                                                        ==========     ==========


                       See notes to financial statements.

                             STANDARD FUNDING CORP.
                        STATEMENTS OF INCOME (UNAUDITED)

                                                         Three Months   Three Months
                                                            Ended          Ended
                                                        June 30, 1998  June 30, 1997
                                                        -------------  -------------
NET INTEREST INCOME:
 Finance charge income and other .....................   $1,793,048     $1,605,845
 Less: Interest and other expenses on borrowings .....      750,793        573,732
                                                         ----------     ----------
       Net Interest Income ...........................    1,042,255      1,032,113
                                                         ----------     ----------

OTHER EXPENSES:
 Operating expenses ..................................      556,180        466,232
 Selling expenses ....................................      206,808        156,462
 Provisions for possible credit losses (Note 2) ......       70,498        153,539
                                                         ----------     ----------
      Total ..........................................      833,486        776,233
                                                         ----------     ----------

INCOME BEFORE PROVISION FOR INCOME TAXES .............      208,769        255,880

PROVISION FOR INCOME TAXES ...........................       83,507        102,353
                                                         ----------     ----------

NET INCOME ...........................................   $  125,262     $  153,527
                                                         ==========     ==========

NET INCOME PER SHARE (Note 1)
   BASIC .............................................   $      .05     $      .06
                                                         ==========     ==========
   DILUTED ...........................................   $      .05     $      .06
                                                         ==========     ==========

AVERAGE NUMBER OF SHARES OUTSTANDING .................    2,760,000      2,760,000
                                                         ==========     ==========

                       See notes to financial statements.

                             STANDARD FUNDING CORP.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                               Six Months      Six Months
                                                                 Ended           Ended
                                                             June 30, 1998   June 30, 1997
                                                             -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .............................................   $    238,311    $    298,544
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Provision for possible credit losses ................        157,005         303,207
     Deferred income taxes ...............................        158,872         486,757
     Depreciation and amortization .......................         84,481          39,701
     Changes in assets and liabilities:
       Due from officers and other assets ................        289,116         185,097
       Accrued expenses and other amounts
         due to insurance companies ......................      1,173,995       1,608,393
       Funds due-accounts receivable participation program             --         461,948
                                                             ------------    ------------
       Net cash provided by operating activities .........      2,101,780       3,383,647
                                                             ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Installment loans receivable originated ...............    (58,552,310)    (52,406,884)
   Collections of installment loans receivable ...........     51,149,654      41,715,424
   Purchase of equipment .................................        (17,198)        (76,253)
                                                             ------------    ------------
       Net cash used in investing activities .............     (7,419,854)    (10,767,713)
                                                             ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from accounts receivable participation program             --       2,697,356
   Payment of accounts receivable participation program ..             --      (1,551,768)
   Proceeds from bank notes - net ........................      5,300,000       6,000,000
   Proceeds (Repayment) of commercial paper issued - net .        330,481         139,740
   Proceeds (Repayment) of subordinated debt .............       (400,000)         90,000
                                                             ------------    ------------
       Net cash provided by financing activities .........      5,230,481       7,375,328
                                                             ------------    ------------

INCREASE (DECREASE) IN CASH ..............................        (87,593)         (8,738)

CASH AT BEGINNING OF YEAR ................................        203,014         132,563
                                                             ------------    ------------

CASH AT END OF PERIOD ....................................   $    115,421    $    123,825
                                                             ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
   INFORMATION:
     Income taxes paid ...................................   $    185,077    $    164,702
                                                             ============    ============
     Interest paid .......................................   $  1,242,517    $    955,249
                                                             ============    ============

                       See notes to financial statements.

                             STANDARD FUNDING CORP.
                          NOTES TO FINANCIAL STATEMENTS

           For the six months ended June 30, 1998 and 1997 (unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES

      Business - Standard Funding Corp. (the "Company") is a financial service company engaged in the business of financing the payment of insurance premiums. The Company finances substantially all forms of property, casualty and liability premiums on policies, which are written through independent insurance agents and brokers.

      Interim Financial Statements - The financial statements for the three month and six month periods ended June 30, 1998 and 1997 are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all the adjustments necessary for a fair presentation of the financial condition and results of operations for the three month and six month periods ended June 30, 1998 and 1997. The interim financial results are not necessarily indicative of the results to be expected for a full year.

      Revenue Recognition - Unearned interest on installment loans receivable under premium finance agreements is recognized as income using a method which approximates the results which would be obtained using the interest method.

      The Company has entered into an agreement to transfer, on a non-recourse basis, interests in its installment loans receivable under premium finance agreements to financial institutions. The differential of stated interest to be recorded over the course of the finance period and interest to be paid to the financial institution is recognized as interest expense over the course of the outstanding transfer. As of June 30, 1998 the Company had no outstanding borrowings under these agreements.

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

      Revenue and Credit Concentration - The Company receives substantially all of its revenues from financing arrangements made within New York, New Jersey, Connecticut, Pennsylvania and Massachusetts. Accordingly, at June 30, 1998, substantially all of the Company's installment loans outstanding were from this geographic region.

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

2.    INSTALLMENT LOANS RECEIVABLE UNDER PREMIUM FINANCE AGREEMENTS

      Substantially all installment loans receivable under premium finance agreements are repayable in less than one year. In the event of default by a borrower, the Company is entitled to cancel the underlying insurance policy financed and receive a refund for the premium in respect of the unused term of such policy from the insurance carrier.

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

      During 1997, the Company adopted the provision of Statement of Financial Accounting Standards No. 125, "Accounting For Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 125"). Installment loans receivables under this agreement were classified as securitized loan payable. As of June 30, 1998 the Company had no outstanding borrowings under these agreements.

      A summary of activity in the allowance for possible credit losses is as follows:

                                                 Six Months
                                                    Ended         Year Ended
                                                June 30, 1998  December 31, 1997
                                                -------------  -----------------

      Balance, beginning of period............    $ 310,000       $ 300,000
      Provision...............................      157,005         572,297
      Charge-offs - net of recoveries of
      $65,421 and $44,504, respectively.......     (157,005)       (562,297)
                                                  ---------       ---------
      Balance, end of period..................    $ 310,000       $ 310,000
                                                  =========       =========

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Results of Operations

Comparison of Six Months Ended June 30, 1998 to Six Months Ended June 30, 1997

      Finance charge income increased by 8.1% to $3,454,284 in the first six months of 1998 from $3,195,346 in the first six months of 1997 primarily because of an increase in total installment loans financed over the prior period. Total installment loans financed increased 11.7% to $58,552,310 from $52,406,884. The Company's average receivables for the period ended June 30, 1998 increased 22.1% to $46,451,361 from $38,057,590 for the period ended June 30, 1997. This increase in installment loans receivable is consistent with the increase in financing activity. Interest expense for the period ended June 30, 1998 increased 28.1% to $1,435,179 from $1,120,764 for the period ended June 30, 1997, an increase of $314,415, due to an increase in borrowings. Selling and operating expenses increased during the period ended June 30, 1998 to $1,464,916 from $1,273,801 in the period ended June 30, 1997. This increase was primarily attributable to staff additions and expenses.

      The provision for possible credit losses decreased to $157,005 for the period ended June 30, 1998 from $303,207 for the period ended June 30, 1997. This decrease of $146,202 is due primarily to the curtailment of financing assigned risk automobile policies.

Comparison of Three Months Ended June 30, 1998 to Three Months Ended June 30,
1997

      Finance charge income increased by 11.7% to $1,793,048 in the second quarter of 1998 from $1,605,845 in the second quarter of 1997 primarily because of an increase in total installment loans financed over the prior period. Total installment loans financed increased 10.9% to $30,184,571 from $27,218,499. The Company's average receivables for the second quarter of 1998 increased 20.7% to $48,169,902 from $39,899,192 for the second quarter of 1997. This increase in installment loans receivable is consistent with the increase in financing activity. Interest expense for the second quarter of 1998 increased 30.9% to $750,793 from $573,732 for the second quarter of 1997, an increase of $177,061, due to an increase in borrowings. Selling and operating expenses increased during the second quarter of 1998 to $762,988 from $622,694 in the second quarter of 1997. This increase was primarily attributable to staff additions and expenses.

      The provision for possible credit losses decreased to $70,498 for the second quarter of 1998 from $153,539 for the second quarter of 1997. This decrease of $83,041 is due primarily to the curtailment of financing assigned risk automobile policies.

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

      As the Company increases the size of its business, it originates more installment loans receivable than it collects, resulting in a larger outstanding balance of installment loans receivable. For the six month periods ended June 30, 1998 and 1997, the Company originated installment loans receivable of $58,552,310 and $52,406,884, respectively, compared to installment loans collected for each period of $51,149,654 and $41,715,424, respectively. The result was an increase in outstanding installment loans receivable to $49,899,979 from $40,848,966 at June 30, 1998 and 1997, respectively.

      The growth in the Company's loan portfolio has been the single largest factor influencing the Company's cash flow from operations. The determining factor influencing the growth in the loan portfolio has been the extent to which the Company has been able to leverage its capital into subordinated debt and then into short-term senior debt. For the six month periods ended June 30, 1998 and 1997, net cash provided by operating activities was $2,101,780 and $3,383,647, respectively, which amounts were comprised primarily of net earnings, loss provisions, depreciation and amortization and other changes in assets and liabilities. For the six month periods ended June 30, 1998 and 1997, net cash provided by financing activities was $5,230,481 and $7,375,328 respectively, comprised primarily of proceeds from bank notes and repayment of bank notes, net proceeds from sales and repayments of commercial paper, net proceeds of subordinated debt and the sale of accounts receivable participation program.

      The following table sets forth the amounts of installment loans receivable originated and the collections of installment loans receivable for the periods indicated.

                                                        For the Six Month Period
                                                               Ended June 30,
                                                        ------------------------
                                                            1998         1997
                                                            ----         ----
      Installment loans originated....................  $58,552,310  $52,406,884
      Installment loans collected.....................  $51,149,654  $41,715,424

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

Lines of Credit

      The Company entered into a $45,000,000 revolving credit agreement with a consortium of banks in January 1998. Amounts outstanding under this agreement bear interest at a rate stipulated by the agreement that is contingent upon borrowing levels. The borrowing is unsecured and there are no compensating balance agreements. This revolving credit facility expires on January 2001. During the six month period ended June 30, 1998, the maximum aggregate amount outstanding under the revolving credit agreement at any time was $31,900,000 and during the prior comparable period, the maximum aggregate amount outstanding under the Company's advised line facilities was $23,600,000. The Company terminated the advised line facilities when it entered into the revolving credit agreement.

Commercial Paper

      The Company directly issues its own commercial paper with maturities of up to 270 days, which is unsecured and is unrated by commercial paper rating agencies. Commercial paper outstanding at June 30, 1998 bore interest at fixed annual rates ranging from 5.91% to 6.65%. During the six month period ended June 30, 1998, the maximum outstanding commercial paper at any month end was $2,784,045. Such commercial paper is generally sold to officers of the Company and their affiliates and to non-affiliated investors. The Company has obtained no commitments from any purchaser of its commercial paper regarding additional or future purchases. It is the Company's policy to maintain unused short-term bank lines of credit in an amount in excess of the amount of commercial paper outstanding. The interest rate on the Company's commercial paper has been and will continue to be determined by reference to prevailing interest rates in the commercial paper market. The Company does not anticipate any change in the level of financing provided by affiliates of the Company or any changes in the costs of financing provided by such affiliates. There can be no assurance, however, that such levels of financing will be maintained in the future.

Subordinated Debt

      The Company has obtained unsecured senior subordinated debt in the amount of $3,700,000 and unsecured junior subordinated debt in the amount of $903,000.00 from outside investors. These notes bear interest at fixed rates from 10% to 14.25% and are due from December 27, 1998 to March 31, 2002. Some of the notes restrict the Company's ability, among other things, to merge, pay dividends and permit its business to be heavily concentrated with a single broker or agency. Several of the underlying agreements also contain various covenants requiring the Company to meet certain financial ratios and other restrictions on acquisitions and investments. The Company may, at its option, prepay the loans in whole or in part. However, with respect to several of the notes, the Company must reimburse the investors for any loss of margin on reemployment of the funds so repaid. The Company does not currently anticipate prepaying or otherwise refinancing its existing senior subordinated debt prior to its maturity. The interest rates are fixed and vary in term. The following table indicates amounts, rates and maturity dates as at June 30, 1998.

                          Rate       Due Date                    Amount
                          ----       --------                    ------
                         14.25%     06/30/2001                $  810,000
                         14.00%     11/01/2000                   500,000
                         14.00%     12/27/1998                   400,000
                         14.00%     06/27/1999                   400,000
                         14.00%     12/27/1999                   400,000
                         14.00%     06/27/2000                   400,000
                         14.00%     12/27/2000                 1,000,000
                         12.50%     03/31/2001                   510,000
                         12.00%     02/16/2001                    50,000
                         11.25%     09/30/2001                    43,000
                         10.00%     03/31/2002                    90,000
                                                              ----------
                                                              $4,603,000
                                                              ==========

      Subordinated debt is generally sold to officers and directors of the Company and their affiliates and to non-affiliated investors. The Company has obtained no commitments from any holder of its subordinated debt regarding additional or future purchases.

Other Sources

      In addition to the sources of funds described above, pursuant to certain financing agreements the Company has transferred to banks participating interests in certain receivables. The interests in these receivables have been transferred on a pari passu basis without any recourse to the Company. As of June 30, 1998 there was a zero balance with these institutions.

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

      In 1997, the Company initiated a conversion from existing accounting software to programs that are year 2000 compliant. Management has determined that the year 2000 issue will not pose significant operational problems for its computer systems. The Company will utilize both internal and external resources to reprogram, or replace, and test all of its operating software for Year 2000 modifications. The Company has retained a consulting firm to assist it in the conversion of its operating systems. The Company anticipates completing the Year 2000 project during the third quarter of 1998, which is prior to any anticipated impact on its operating systems. The total cost of the Year 2000 project is estimated at $25,000.00 of which $9,000.00 has been spent to date and is being funded through operating cash flows. The total project cost is attributable to the re-engineering of current software and such costs will be expensed as incurred.

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

                                        STANDARD FUNDING CORP.


Date: August 11, 1998                   /s/ Alan J. Karp
                                        ----------------------------------------
                                        Alan J. Karp
                                        President and Chief Executive Officer


Date: August 11, 1998                   /s/ David E. Fisher
                                        ----------------------------------------
                                        David E. Fisher
                                        Treasurer and Chief Financial Officer