Form 10QSB
period 1998-09-30
STANDARD FUNDING CORP
filed 1998-11-13
CIK 919007

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    Commission file number 0-23484
September 30, 1998

                             STANDARD FUNDING CORP.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

       New York                                                  11-2523559
----------------------------------                          --------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

335 Crossways Park Drive, Woodbury, New York                           11797
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                             (Zip code)

                                 (516) 364-0200
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                          -----------------------------

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                Yes |X|  No |_|

                          -----------------------------

Common Stock, $.001 par value, outstanding as of November 12, 1998: 2,760,000 shares

Transitional Small Business Disclosure Format:  Yes |_|  No |X|

                           STANDARD FUNDING CORP.
--------------------------------------------------------------------------------

                       Quarterly Report on Form 10-QSB
                   for the period ended September 30, 1998

                              TABLE OF CONTENTS
--------------------------------------------------------------------------------

PART I  -  FINANCIAL INFORMATION

Item 1   Financial Statements

         BALANCE SHEETS AT SEPTEMBER 30, 1998 AND
            DECEMBER 31, 1997......................................            3

         STATEMENTS OF INCOME FOR THE NINE MONTHS
            ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997........            4

         STATEMENTS OF INCOME FOR THE THREE MONTHS
            ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997........            5

         STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
           ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997.........            6

         NOTES TO FINANCIAL STATEMENTS.............................            7

Item 2   Management's Discussion and Analysis of Financial
            Condition and Results of Operations....................           10

PART II  -  OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K..........................           15

--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

                             STANDARD FUNDING CORP.
                                 BALANCE SHEETS

                                                   September 30,    December 31,
                                                       1998            1997
                                                   ------------    ------------
                                                    (unaudited)
ASSETS:
Cash ...........................................   $    115,836    $    203,014
                                                   ------------    ------------
Installment loans receivable
   under premium finance agreements ............     48,191,175      43,167,571
Less: Unearned Interest ........................     (1,094,075)     (1,014,004)
      Allowance for possible credit losses .....       (310,000)       (310,000)
                                                   ------------    ------------
Installment loans receivable
   under premium finance agreements - net ......     46,787,100      41,843,567
Due from officers ..............................        147,093         153,933
Property and equipment - net ...................        238,842         283,255
Other assets ...................................        816,348         454,961
                                                   ------------    ------------
   Total .......................................   $ 48,105,219    $ 42,938,730
                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Notes payable to financial institutions ........   $ 29,900,000    $ 26,500,000
Commercial paper issued ........................      2,507,463       2,428,398
Amounts due to insurance companies .............      1,862,398       1,389,346
Accrued expenses and other .....................        499,829         313,053
Deferred income taxes payable ..................        423,065         192,027
                                                   ------------    ------------
   Total, exclusive of subordinated debt .......     35,192,755      30,822,824
Subordinated debt ..............................      5,453,000       5,003,000
                                                   ------------    ------------
   Total Liabilities ...........................     40,645,755      35,825,824
                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES
  SHAREHOLDERS' EQUITY:
Preferred stock, par value $.001 per share:
   1,000,000 authorized, none issued ...........             --              --
Common stock, par value $.001 per share:
   4,000,000 authorized, 2,760,000 shares
   issued and outstanding ......................          2,760           2,760
Additional paid-in capital .....................      3,991,501       3,991,501
Retained earnings ..............................      3,465,203       3,118,645
                                                   ------------    ------------
   Total Shareholders' Equity ..................      7,459,464       7,112,906
                                                   ------------    ------------
      Total ....................................   $ 48,105,219    $ 42,938,730
                                                   ============    ============

                       See notes to financial statements.

                             STANDARD FUNDING CORP.
                        STATEMENTS OF INCOME (UNAUDITED)

                                              Nine Months         Nine Months
                                                 Ended               Ended
                                          September 30, 1998  September 30, 1997
                                          ------------------  ------------------

NET INTEREST INCOME:
   Finance charge income and other .....       $5,277,857        $4,776,471
   Less: Interest and other expenses on
      borrowings .......................        2,219,120         1,734,502
                                               ----------        ----------
       Net Interest Income .............        3,058,737         3,041,969
                                               ----------        ----------

OTHER EXPENSES:
   Operating expenses ..................        1,625,870         1,431,996
   Selling expenses ....................          606,536           490,821
   Provisions for possible credit losses
      (Note 2) .........................          248,734           444,892
                                               ----------        ----------
      Total ............................        2,481,140         2,367,709
                                               ----------        ----------
INCOME BEFORE PROVISION FOR
   INCOME TAXES ........................          577,597           674,260

PROVISION FOR INCOME TAXES .............          231,039           269,704
                                               ----------        ----------

NET INCOME .............................       $  346,558        $  404,556
                                               ==========        ==========

NET INCOME PER SHARE (Note 1) ..........
      BASIC                                    $      .13        $      .15
                                               ==========        ==========
      DILUTED                                  $      .13        $      .15
                                               ==========        ==========

AVERAGE NUMBER OF
  SHARES OUTSTANDING ...................        2,760,000         2,760,000
                                               ==========        ==========

                        See notes to financial statements.

                             STANDARD FUNDING CORP.
                        STATEMENTS OF INCOME (UNAUDITED)


                                              Three Months       Three Months
                                                 Ended              Ended
                                          September 30, 1998  September 30, 1997
                                          ------------------  ------------------
NET INTEREST INCOME:
   Finance charge income and other .....       $1,823,573        $1,581,125
   Less: Interest and other expenses on
      borrowings .......................          783,941           613,738
                                               ----------        ----------
       Net Interest Income .............        1,039,632           967,387
                                               ----------        ----------


OTHER EXPENSES:
   Operating expenses ..................          562,549           466,562
   Selling expenses ....................          204,941           182,454
   Provisions for possible credit losses
      (Note 2) .........................           91,729           141,685
                                               ----------        ----------
      Total ............................          859,219           790,701
                                               ----------        ----------

INCOME BEFORE PROVISION FOR
   INCOME TAXES ........................          180,413           176,686

PROVISION FOR INCOME TAXES .............           72,166            70,674
                                               ----------        ----------

NET INCOME .............................       $  108,247        $  106,012
                                               ==========        ==========

NET INCOME PER SHARE (Note 1) ..........
      BASIC                                    $      .04        $      .04
                                               ==========        ==========
      DILUTED                                  $      .04        $      .04
                                               ==========        ==========

AVERAGE NUMBER OF
  SHARES OUTSTANDING ...................        2,760,000         2,760,000
                                               ==========        ==========

                        See notes to financial statements.

                             STANDARD FUNDING CORP.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                              Nine Months         Nine Months
                                                                Ended                Ended
                                                         September 30, 1998   September 30, 1997
                                                         ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ............................................   $    346,558        $    404,556
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for possible credit losses ................        248,734             444,892
    Deferred income taxes ...............................        231,038             269,703
    Depreciation and amortization .......................        101,541              59,955
    Changes in assets and liabilities:
     Due from officers and other assets .................        354,547             341,439
     Accrued expenses and other amounts
       due to insurance companies .......................        659,828           2,311,180
     Funds due-accounts receivable participation program              --             537,857
                                                            ------------        ------------
     Net cash provided by operating activities ..........      1,942,246           4,369,582
                                                            ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Installment loans receivable originated ...............    (86,433,497)        (76,983,799)
  Collections of installment loans receivable ...........     80,499,731          66,073,054
  Purchase of equipment .................................        (24,723)            (81,640)
                                                            ------------        ------------
     Net cash used in investing activities ..............     (5,958,489)        (10,992,385)
                                                            ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from accounts receivable participation program             --           4,153,656
  Payment of accounts receivable participation program ..             --          (2,530,096)
  Proceeds from bank notes - net ........................      3,400,000           4,800,000
  Proceeds (Repayment) of commercial paper issued - net .         79,065              99,880
  Proceeds (Repayment) of subordinated debt-net .........        450,000              90,000
                                                            ------------        ------------
     Net cash provided by financing activities ..........      3,929,065           6,613,440
                                                            ------------        ------------

INCREASE (DECREASE) IN CASH .............................        (87,178)             (9,363)

CASH AT BEGINNING OF YEAR ...............................        203,014             132,563
                                                            ------------        ------------

CASH AT END OF PERIOD ...................................   $    115,836        $    123,200
                                                            ============        ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
  INFORMATION:
   Income taxes paid ....................................   $    191,462        $    298,206
                                                            ============        ============
   Interest paid ........................................   $  1,957,375        $  1,673,571
                                                            ============        ============

                       See notes to financial statements.

                             STANDARD FUNDING CORP.
                          NOTES TO FINANCIAL STATEMENTS

        For the nine months ended September 30, 1998 and 1997 (unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES

      Business - Standard Funding Corp. (the "Company") is a financial service company engaged in the business of financing the payment of insurance premiums. The Company finances substantially all forms of property, casualty and liability premiums on policies, which are written through independent insurance agents and brokers.

      Interim Financial Statements - The financial statements for the three month and nine month periods ended September 30, 1998 and 1997 are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all the adjustments necessary for a fair presentation of the financial condition and results of operations for the three month and nine month periods ended September 30, 1998 and 1997. The interim financial results are not necessarily indicative of the results to be expected for a full year.

      Revenue Recognition - Unearned interest on installment loans receivable under premium finance agreements is recognized as income using a method which approximates the results which would be obtained using the interest method.

      The Company has entered into agreements to transfer to financial insitutions on a non-recourse basis, interests in its installment loans receivable under premium finance agreements. The differential of stated interest to be recorded over the course of the finance period and interest to be paid to the financial institutions is recognized as interest expense over the course of the outstanding transfer. As of September 30, 1998, the Company had no outstanding borrowings under these agreements.

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

      Revenue and Credit Concentration - The Company receives substantially all of its revenues from financing arrangements made within New York, New Jersey, Connecticut, Pennsylvania and Massachusetts. Accordingly, at September 30, 1998, substantially all of the Company's installment loans outstanding were from this geographic region.

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


2.    INSTALLMENT LOANS RECEIVABLE UNDER PREMIUM FINANCE AGREEMENTS

      Substantially all installment loans receivable under premium finance agreements are repayable in less than one year. In the event of default by a borrower, the Company is entitled to cancel the underlying insurance policy financed and receive a refund from the insurance carrier for the premium in respect of the unused term of such policy.

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

      During 1997, the Company adopted the provision of Statement of Financial Accounting Standards No. 125, "Accounting For Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 125"). Installment loans receivables under these agreements were classified as securitized loan payable. As of September 30, 1998, the Company had no outstanding borrowings under these agreements.

      A summary of activity in the allowance for possible credit losses is as follows:


                                                  Nine Months
                                                     Ended           Year Ended
                                              September 30, 1998  December 31, 1997
                                              ------------------  -----------------

Balance, beginning of period ..................     $310,000         $300,000

Provision .....................................      248,734          572,297

Charge-offs - net of recoveries of $104,226 and
$44,504,respectively ..........................     (248,734)        (562,297)
                                                    --------         --------
Balance, end of period ........................     $310,000         $310,000
                                                    ========         ========

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Results of Operations

Comparison of Nine Months Ended September 30, 1998 to Nine Months Ended September 30, 1997

      Finance charge income increased by 10.5% to $5,277,857 in the first nine months of 1998 from $4,776,471 in the first nine months of 1997 primarily because of an increase in total installment loans financed over the prior period. Total installment loans financed increased 12.3% to $86,433,497 from $76,983,799. The Company's average receivables for the period ended September 30, 1998 increased 19.5% to $47,285,799 from $39,582,116 for the period ended
September 30, 1997. This increase in installment loans receivable is consistent with the increase in financing activity. Interest expense for the period ended September 30, 1998 increased 27.9% to $2,219,120 from $1,734,502 for the period ended September 30, 1997, an increase of $484,618, due to an increase in borrowings. Selling and operating expenses increased during the period ended September 30, 1998 to $2,232,406 from $1,922,817 in the period ended September 30, 1997. This increase was primarily attributable to staff additions and expenses.

      The provision for possible credit losses decreased to $248,734 for the period ended September 30, 1998 from $444,892 for the period ended September 30, 1997. This decrease of $196,158 is due primarily to the curtailment of financing assigned risk automobile policies.


Comparison of Three Months Ended September 30, 1998 to Three Months Ended September 30, 1997

      Finance charge income increased by 15.3% to $1,823,573 in the third quarter of 1998 from $1,581,125 in the third quarter of 1997 primarily because of an increase in total installment loans financed over the prior period. Total installment loans financed increased 13.5% to $27,905,647 from $24,576,885. The Company's average receivables for the third quarter of 1998 increased 16.4% to $48,954,675 from $42,070,097 for the third quarter of 1997. This increase in installment loans receivable is consistent with the increase in financing activity. Interest expense for the third quarter of 1998 increased 27.7% to $783,941 from $613,738 for the third quarter of 1997, an increase of $170,203, due to an increase in borrowings. Selling and operating expenses increased during the third quarter of 1998 to $767,490 from $649,016 in the third quarter of 1997. This increase was primarily attributable to staff additions and expenses.

      The provision for possible credit losses decreased to $91,729 for the third quarter of 1998 from $141,685 for the third quarter of 1997. This decrease of $49,956 is due primarily to the curtailment of financing assigned risk automobile policies.

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

      As the Company increases the size of its business, it originates more installment loans receivable than it collects, resulting in a larger outstanding balance of installment loans receivable. For the nine month periods ended September 30, 1998 and 1997, the Company originated installment loans receivable of $86,433,497 and $76,983,799, respectively, compared to installment loans collected for each period of $80,499,731 and $66,073,054, respectively. The result was an increase in outstanding installment loans receivable to $48,191,175 from $40,413,151 at September 30, 1998 and 1997, respectively.

      The growth in the Company's loan portfolio has been the single largest factor influencing the Company's cash flow from operations. The determining factor influencing the growth in the loan portfolio has been the extent to which the Company has been able to leverage its capital into subordinated debt and then into short-term senior debt. For the nine month periods ended September 30, 1998 and 1997, net cash provided by operating activities was $1,942,246 and $4,369,582, respectively, which amounts were comprised primarily of net earnings, loss provisions, depreciation and amortization and other changes in assets and liabilities. For the nine month periods ended September 30, 1998 and 1997, net cash provided by financing activities was $3,929,065 and $6,613,440 respectively, comprised primarily of proceeds from bank notes and repayment of bank notes, net proceeds from sales and repayments of commercial paper, net proceeds of subordinated debt and the sale of accounts receivable participation program.

      The following table sets forth the amounts of installment loans receivable originated and the collections of installment loans receivable for the periods indicated.

                                                For the Nine Month Period
                                                    Ended September 30,
                                                --------------------------
                                                     1998         1997
                                                ------------   -----------
     Installment loans originated .........      $86,433,497   $76,983,799
     Installment loans collected ..........      $80,499,731   $66,073,054

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


Lines of Credit

      The Company entered into a $45,000,000 revolving credit agreement with a consortium of banks in January 1998. Amounts outstanding under this agreement bear interest at a rate stipulated by the agreement that is contingent upon borrowing levels. The borrowing is unsecured and there are no compensating balance agreements. This revolving credit facility expires on January 2001. During the nine month period ended September 30, 1998, the maximum aggregate amount outstanding under the revolving credit agreement at any time was $32,100,000 and during the prior comparable period, the maximum aggregate amount outstanding under the Company's advised line facilities was $24,800,000. The Company terminated the advised line facilities when it entered into the revolving credit agreement.

Commercial Paper

      The Company directly issues its own commercial paper with maturities of up to 270 days, which is unsecured and is unrated by commercial paper rating agencies. Commercial paper outstanding at September 30, 1998 bore interest at fixed annual rates ranging from 5.50% to 6.56%. During the nine month period ended September 30, 1998, the maximum outstanding commercial paper at any month end was $3,626,650. Such commercial paper is generally sold to officers of the Company and their affiliates and to non-affiliated investors. The Company has obtained no commitments from any purchaser of its commercial paper regarding additional or future purchases. It is the Company's policy to maintain unused short-term bank lines of credit in an amount in excess of the amount of commercial paper outstanding. The interest rate on the Company's commercial paper has been and will continue to be determined by reference to prevailing interest rates in the commercial paper market. The Company does not anticipate any change in the level of financing provided by affiliates of the Company or any changes in the costs of financing provided by such affiliates. There can be no assurance, however, that such levels of financing will be maintained in the future.

Subordinated Debt

      The Company has obtained unsecured senior subordinated debt in the amount of $4,550,000 and unsecured junior subordinated debt in the amount of $903,000 from outside investors. These notes bear interest at fixed rates from 10% to 14.25% and are due from December 27, 1998 to December 31, 2003. Some of the notes restrict the Company's ability, among other things, to merge, pay dividends and permit its business to be heavily concentrated with a single broker or agency. Several of the underlying agreements also contain various covenants requiring the Company to meet certain financial ratios and other restrictions on acquisitions and investments. The Company may, at its option, prepay the loans in whole or in part. However, with respect to several of the notes, the Company must reimburse the investors for any loss of margin on reemployment of the funds so repaid or pay a prepayment penalty on certain other notes. The Company does not currently anticipate prepaying or otherwise refinancing its existing senior subordinated debt prior to its maturity. The interest rates are fixed and vary in term. The following table indicates amounts, rates and maturity dates as at September 30, 1998.

               Rate        Due Date                    Amount
               ----        --------                    ------
              14.25%      06/30/2001               $   810,000
              14.00%      11/01/2000                   500,000
              14.00%      12/27/1998                   400,000
              14.00%      06/27/1999                   400,000
              14.00%      12/27/1999                   400,000
              14.00%      06/27/2000                   400,000
              14.00%      12/27/2000                 1,000,000
              12.50%      03/31/2001                   510,000
              12.00%      02/16/2001                    50,000
              11.25%      09/30/2001                    43,000
              10.95%      12/31/2003                   850,000
              10.00%      03/31/2002                    90,000
                                                   -----------
                                                   $ 5,453,000
                                                   ===========

      Subordinated debt is generally sold to officers and directors of the Company and their affiliates and to non-affiliated investors. The Company has obtained no commitments from any holder of its subordinated debt regarding additional or future purchases.

Other Sources

      In addition to the sources of funds described above, pursuant to certain financing agreements the Company has transferred to banks participating interests in certain receivables. The interests in these receivables have been transferred on a pari passu basis without any recourse to the Company. As of September 30, 1998, there was a zero balance with these institutions.

      The Company continually engages in discussions with both current and prospective lenders regarding obtaining increases in, extensions of or additions to, its short-term lines of credit, its subordinated borrowings and its participation program. The Company is currently engaged in such discussions with several lenders, but can give no assurance as to whether or when such discussions will be favorably consummated.

Year 2000 Matters

      The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, invoices, or engage in similar normal business activities.

      In 1997, the Company initiated a conversion from its then existing accounting software to programs that are year 2000 compliant. Management has determined that the year 2000 issue will not pose significant operational problems for its computer systems. The Company will utilize both internal and external resources to reprogram, or replace, and test all of its operating software for Year 2000 modifications. The Company has retained a consulting firm to assist it in the conversion of its operating systems. The Company anticipates completing the Year 2000 project during the fourth quarter of 1998, which is prior to any anticipated impact on its operating systems. The total cost of the Year 2000 project is estimated at $25,000.00, of which $9,000.00 has been spent to date and is being funded through operating cash flows. The total project cost is attributable to the re-engineering of current software and such costs will be expensed as incurred.

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

Forward-Looking Statements

      All statements other than statements of historical fact contained herein are forward looking statements. When used herein, words such as "anticipate," "expect," "believe," and "estimate" as they relate to the Company and its management, identify forward-looking statements. Such forward-looking statements reflect the current views, and are based upon the beliefs, of the Company's management. Actual results could differ materially from those in the forward looking statements as a result of certain factors, including but not limited to, the volume of insurance premiums financed by the Company, changes in legal or regulatory requirements, competitive factors and pricing pressures and general economic conditions.

PART II.    OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits.

            None.

      (b)   Reports on Form 8-K

            None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           STANDARD FUNDING CORP.

Date:       November 12, 1998              /s/ Alan J. Karp
                                           -------------------------------------
                                           Alan J. Karp
                                           President and Chief Executive Officer


Date:       November 12, 1998              /s/ David E. Fisher
                                           -------------------------------------
                                           David E. Fisher
                                           Treasurer and Chief Financial Officer