Form 10KSB
period 1998-12-31
STANDARD FUNDING CORP
filed 1999-03-31
CIK 919007

--------------------------------------------------------------------------------

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee required)
                  For the fiscal year ended December 31, 1998


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

                                   ----------

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      State issuer's revenues for its most recent fiscal year: $7,110,534.

      State the aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $4,581,057 based on the price at which the stock was sold on March 18, 1999.

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,760,000 shares of Common Stock, $.001 par value per share, were outstanding at March 26, 1999.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                       DOCUMENTS INCORPORATED BY REFERENCE

      The information called for by Part III, Items 9, 10, 11 and 12 is incorporated herein by reference from Standard Funding Corp.'s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on or about May 21, 1999 which will be filed on or about April 21, 1999.

--------------------------------------------------------------------------------

                             STANDARD FUNDING CORP.

                        1998 ANNUAL REPORT ON FORM 10-KSB

Item                                                                        Page
Number                                                                    Number
------                                                                    ------
                                     PART I

1.  Description of Business                                                  1

2.  Description of Property                                                  5

3.  Legal Proceedings                                                        5

4.  Submission of Matters to a Vote of Security-Holders                      5


                                     PART II

5.  Market for the Company's Common Equity and
    Related Shareholder Matters                                              6

6.  Management's Discussion and Analysis or Plan of Operation                6

7.  Financial Statements                                                    11

8.  Changes in and Disagreements with Accountants
    on Accounting and Financial Disclosure                                  11


                                    PART III

9.  Directors, Executive Officers, Promoters and Control Persons;
    Compliance with Section 16(a) of the Exchange Act.                      12

10. Executive Compensation                                                  12

11. Security Ownership of Certain Beneficial Owners and Management          12

12. Certain Relationships and Related Transactions                          12


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

      The Company finances insurance premiums without assuming the risk of loss borne by insurance carriers. When the insured buys an insurance policy from an independent insurance agent or broker who offers financing through the Company, the insured generally pays a down payment of approximately 15% to 25% of the total premium and signs a premium finance agreement for the balance. Under the terms of the Company's standard form of financing contract, the Company is given the power of attorney by the insured to cancel the insurance policy if there is a default in the payment on the finance contract and to collect the unearned portion of the premium from the insurance carrier. The down payment is set at a level designed, in the event of cancellation of a policy, such that the return premium from the insurance carrier is sufficient to cover the loan balance plus interest and other charges due to the Company. To finance its insurance premium loans, the Company relies primarily on proceeds from a revolving credit agreement with a consortium of banks, subordinated debt, the issuance of commercial paper and the sale of equity. The Company derives profit to the extent that interest earned and fees charged generate income exceeding the interest expense for borrowed funds and the Company's operating and selling expenses and provision for credit losses.

      The Company is licensed as an insurance premium finance company in 14 states and authorized to transact business in 3 additional states that only require a Certificate of Authority. The Company is in the process of obtaining a license as an insurance premium financing company in 3 other states. Management estimates that approximately 98% of the Company's outstanding receivables are commercial accounts and approximately 2% are personal lines. At December 31, 1998, the Company had approximately 18,200 active outstanding accounts.

      The Company's marketing strategy is based on establishing and maintaining relationships with insurance agents by offering a high degree of service. Senior management is directly involved in the Company's marketing efforts which currently focus on commercial accounts. The Company believes that these accounts provide higher returns at lower risk than other sectors of the marketplace. The Company has four marketing sales executives.

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

      The Company endeavors to increase revenues by using its resources to finance as many premiums as is practicable. From the inception of the Company's operations through December 31, 1998, the Company has financed the premiums on more than 176,000 insurance policies. The Company currently does business with more than 700 insurance brokers, more than 500 insurance companies and had, during the year ended December 31, 1998, average amounts originally financed of approximately $4,497 per finance contract.

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

      The Company charges against income a general provision for credit losses on finance receivables in such amounts as management deems appropriate. These amounts are based upon historical activity and an understanding of collectability by type of finance receivable. Case-by-case direct write-offs, net of recoveries on finance receivables, are charged to the Company's allowance for losses. The amount of such allowance is reviewed periodically in light of economic conditions, the status of the outstanding finance receivables and other factors. The following table sets forth information concerning the Company's allowance for credit losses on finance receivables and its loss experience for the year ended December 31, 1998.

                                                      Year Ended December 31,
                                                      -----------------------
                                                          1998      1997
                                                          -----     -----
                                                       (Dollars in Thousands)

Allowance for credit losses at beginning of period        $ 310     $ 300
Provision for credit losses during period                   353       572
Charge offs during period                                  (474)     (607)
Amounts recovered during period                             121        45
                                                          -----     -----
Allowance for credit losses at end of period              $ 310     $ 310
                                                          =====     =====
Percentage of allowance for credit losses to
  finance receivables outstanding at end of period         .65%      .72%
Percentage of net credit losses to finance
  receivables liquidated during period                     .32%      .60%

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

      The Company is licensed as an insurance premium finance company in 14 states. However, the majority of the Company's business is conducted in five states located in the northeastern section of the United States. The Company must renew its license to operate as a premium finance company each year in every state except New Jersey which requires renewal every two years. The Company is also subject to periodic examinations and investigations by state regulators.

      State statutes and regulations impose minimum capital requirements, govern the form and content of financing agreements and limit the interest and service charges the Company may impose. The Commonwealth of Pennsylvania requires a minimum net worth of $50,000. The State of New York requires that equity capital be equal to at least 10% of outstanding receivables and, in any event, not less than $1,500.

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

      The market for premium finance companies is two-tiered. The first tier is that of national companies that are owned by insurance companies, banks, and commercial finance companies. In this group are five companies that on a combined basis finance over $9 billion per annum of premium finance agreements. Management believes that one of these companies financed over $3 billion in insurance premiums in 1998 and is a major competitor of the Company. The second tier is comprised of smaller local companies and is highly fragmented. The Company believes that it offers better service and more flexibility with regard to late payments and policy cancellations than affiliates of insurance carriers, banks and other lending institutions. The Company competes with these entities by emphasizing a high level of knowledge of the insurance industry, flexibility in structuring financing transactions and the timely purchase of qualifying contracts. The Company believes that its commitment to account service also distinguishes it from its competitors. It is the Company's general policy to notify the insurance agent when an insured is in default and to assist in collection, if requested by the agent. To the extent that affiliates of insurance carriers, banks, and other lending institutions add greater service and flexibility to their financing practices in the future, the Company's operations could be adversely affected. There can be no assurance that the Company will be able to continue to compete successfully in its markets.

      Personnel

      The Company's staff consists of 33 employees (of whom 30 are full-time employees and 3 are part-time employees), including 4 executive officers, 4 sales and marketing representatives and 25 clerical and administrative employees.

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

         1997 Period                 High                 Low
         -----------                 ----                 ---

     First Quarter                  $ 5                  $ 4
     Second Quarter                 $ 4 3/4              $ 4 1/4
     Third Quarter                  $ 4 1/2              $ 4 1/4
     Fourth Quarter                 $ 3 1/8              $ 2 3/8

         1998 Period                 High                 Low
         -----------                 ----                 ---

     First Quarter                  $ 2 7/8              $ 2 3/8
     Second Quarter                 $ 2 7/8              $ 2 3/8
     Third Quarter                  $ 2 3/4              $ 1 3/8
     Fourth Quarter                 $ 1 7/8              $ 1 1/8

         1999 Period                 High                 Low
         -----------                 ----                 ---

     First Quarter (through
      February 23, 1999)            $ 3 3/16             $ 1 3/4

      There were 360 shareholders of record of the Company's Common Stock as of February 23, 1999. The Company has not declared or paid any dividends on its Common Stock since its inception. It is the present intention of the Company to retain any future earnings to provide funds for the operation and expansion of its business. Future payment of dividends, if any, will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors may deem relevant. The Company is prohibited from declaring or paying any dividends on its capital stock (other than dividends payable solely in shares of its Common stock) pursuant to one of the Company's subordinated debt arrangements which matures on December 27, 2000.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Results of Operations

      The Company derives profits to the extent that finance rates and fees charged generate income exceeding the Company's cost of funds, operating and selling expenses and provision for possible credit losses. The Company borrows funds from various financial institutions in the wholesale market and from other sources and lends such funds on a secured basis to individual and commercial purchasers of property and casualty insurance. The cost of borrowed funds (interest expense) constitutes by far the largest expense of the Company and to a large degree is beyond the control of the Company. The difference between finance charge income and the Company's cost of funds is sometimes referred to as net interest income or "spread." The Company's "spread" is affected by changes in market interest rates, competitive conditions and other factors. Presently, the Company's revolving credit agreement is on a variable rate basis and all of its commercial paper and subordinated debt is on a fixed rate basis. See "Liquidity and Capital Resources." While the Company's installment loans receivable are all on a fixed rate basis, the rapid rate of turnover of the Company's total loan portfolio, 3.1 times in both 1998 and 1997, and the short term to maturity of its outstanding installment loans, with an average maturity of approximately four months at December 31, 1998, help to reduce the Company's exposure to interest rate fluctuations.

      The following table sets forth the spread that the Company has maintained for the last two fiscal years, based upon average monthly receivable balances:

                                                       Year Ended December 31,
                                                       -----------------------
                                                          1998        1997
                                                          ----        ----
                                                       (Dollars in Thousands)

Average Installment Loans Receivable - net              $47,021     $40,270
Net Interest Income (Spread)                              4,202       3,796
% of Spread to Average Loans Receivable                     8.9         9.4

      The Company is licensed as an insurance premium finance company in 14 states. However, the majority of the Company's business is conducted in five states located in the northeastern section of the United States.

      The following table sets forth certain income statement items as a percentage of total finance charge income:

                                                         Year Ended December 31,
                                                         -----------------------
                                                             1998      1997
                                                             ----      ----
NET INTEREST INCOME:
   Finance charge income and other                           100.0%   100.0%
   Less: Interest and other expenses on borrowings            40.9     40.0
                                                             -----    -----
      Interest income before provision for credit losses      59.1     60.0
      Less: Provision for credit losses                        5.0      9.0
                                                             -----    -----

           Net interest income                                54.1     51.0
                                                             -----    -----
OTHER EXPENSES:
      Operating expenses                                      32.0     28.6
      Selling expenses                                        11.3     11.4
                                                             -----    -----
           Total                                              43.3     40.0
                                                             -----    -----
INCOME BEFORE PROVISION FOR INCOME TAXES                      10.8     11.0
PROVISION FOR INCOME TAXES                                     5.0      4.9
                                                             -----    -----

NET INCOME                                                     5.8%     6.1%
                                                             =====    =====

      Finance charge income increased by 12.38% to $7,110,534 in the year ended December 31, 1998 from $6,327,115 for the year ended December 31, 1997 primarily because of an increase in total installment loans financed. Total installment loans financed increased 11.6% to $115,347,014 from $103,320,694 and the number of contracts representing these loans increased 5.2% to 25,650 from 24,389. The Company's average receivables for the year ended December 31, 1998 increased 16.8% to $47,020,588 from $40,269,644 for the year ended December 31, 1997.
Interest expense for the year ended December 31, 1998 increased 14.9% to $2,908,066 from $2,530,859 for the year ended December 31, 1997, an increase of $377,207. This increase in interest expense is due primarily to the increased borrowing due to the increase in average receivables. Operating and selling expenses increased by 21.7% to $3,079,305 in the year ended December 31, 1998 from $2,529,856 in the year ended December 31, 1997. This increase was primarily attributable to increases in salaries, commission, and certain other administrative expenses. Due to the $783,419 increase in finance charge income, compared to only a $377,207 increase in interest expense, there was a 10% increase in the "spread" to $4,202,468 for the year ended December 31, 1998 from $3,796,256 for the year ended December 31, 1997.

      In 1998, the Company had gross write-offs of $473,957, of which $427,036 represented assigned risk automobile policies and $46,921 represented Commercial policies. Management feels that with the curtailment of financing assigned risk business in 1998, we have reduced the likelihood of large assigned risk write-offs for the future. Management believes that's its reserves are sufficient to cover losses inherent in the current portfolio.

      The provision for credit losses decreased by 38.3% to $352,835 for the year ended December 31, 1998 from $572,297 for the year ended December 31, 1997. Past due amounts represent policies that the Company has canceled and is waiting to receive return premiums, and include policies where the insurance carrier has credited the return premium to the broker or agent who originated the policy and who subsequently is required to forward such amount to the Company.

      Effective Income Tax Rate

      The effective tax rate for fiscal 1998 was 46.0% compared to 44.6% for fiscal 1997. The tax rate in both years was higher than the federal statutory tax rate primarily as a result of the inclusion of state income taxes and certain nondeductible expenses for income tax purposes.

      Subsequent Event

      On January 28, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Atlantic Bank and Atlantic Premium, pursuant to which Atlantic Premium will be merged with the Company. For each share of the Company's common stock, provided it is 20% or less of the Company's issued and outstanding common stock at the time of the Merger Agreement, shareholders will receive $3.50 in cash. Shareholders owning more than 20% of the outstanding common stock at the time of the Merger Agreement will receive $2.97479 per share in cash and a note having a principal amount of $0.52521 per share. After the transaction, which will be accounted for as a purchase, the Company will be a subsidiary of Atlantic Bank. The merger is subject to shareholder and regulatory approval. The Company expects to consummate the merger during the second quarter of 1999, assuming all of the conditions to the merger, as outlined in the Merger Agreement, are met or waived prior to that date.

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

      As the Company increases the size of its business, it originates more installment loans receivable than it collects, resulting in a larger outstanding balance of installment loans receivable. For the years ended December 31, 1998 and 1997, the Company originated installment loans receivable of $115,347,014 and $103,320,694 respectively, compared to installment loans collected for each period of $110,332,555 and $93,509,063 respectively. The result was an increase in net outstanding installment loan receivables to $46,505,191 from $41,843,567 respectively, at December 31, 1998 and 1997.

      The growth in the Company's loan portfolio has been the single largest factor influencing the Company's cash flow from operations. The determining factor influencing the growth in the loan portfolio has been the extent to which the Company has been able to leverage its capital into subordinated debt and then into short-term senior debt. For years ended December 31, 1998 and 1997, net cash provided by operating activities was $642,846 and $1,594,716 respectively, which amounts were comprised primarily of net earnings, loss provisions, depreciation and amortization and other changes in assets and liabilities. For the years ended December 31, 1998 and 1997, net cash provided by financing activities was $4,430,026 and $8,388,734 respectively, comprised primarily of proceeds from bank notes and repayment of bank notes, proceeds from sales and repayments of commercial paper, net proceeds of subordinated debt and the sale of accounts receivable participation program.

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

      The sources of funds (other than internal generation of funds) that are presently available or have been utilized by the Company are described below. Management believes that the sources of funds presently available to the Company are adequate for the conduct of its business at its present level for the next twelve months. To the extent that the Company in the future expands its business and increases its total installment receivables outstanding beyond its present levels of funding, which may not be available or, if available, may not be on terms acceptable to the Company.

      Lines of Credit. At December 31, 1998, the Company had a revolving credit agreement with a consortium of banks aggregating $45,000,000, under which $29,900,000 was outstanding. Amounts outstanding under this agreement bear interest at prime or 1.15% over LIBOR. The Company pays commitment fees to the consortium in connection with this agreement. The borrowing is unsecured and there are no compensating balance agreements. This revolving credit agreement expires January 2001, although there can be no assurance that these lines will not be revoked, suspended or reduced at any time. None of the banks in the consortium is contractually obliged to renew any such line. During the years ended December 31, 1998 and 1997, the maximum aggregate amount outstanding under these lines at any time was $32,100,000 and $26,500,000, respectively.

      Commercial Paper. The Company directly issues its own commercial paper with maturities of up to 270 days, which is unsecured and is unrated by commercial paper rating agencies. Commercial paper outstanding at December 31, 1998 bore interest at fixed annual rates ranging from 5.5% to 6.7%. During the years ended December 31, 1998 and 1997, the maximum outstanding commercial paper at any month end was $3,626,650 and $2,481,337, respectively. Such commercial paper is generally sold to officers of the Company and their affiliates and to non-affiliated investors. The Company has obtained no commitments from any purchaser of its commercial paper regarding additional or future purchases. It is the Company's policy to maintain unused short-term bank lines of credit in an amount in excess of the amount of commercial paper outstanding. The interest rate on the Company's commercial paper has been and will continue to be determined by reference to prevailing interest rates in the commercial paper market. The Company does not anticipate any change in the level of financing provided by affiliates of the Company or any changes in the costs of financing provided by such affiliates. There can be no assurance, however, that such levels of financing will be maintained in the future.

      Subordinated Debt. The Company has obtained unsecured senior subordinated debt in the amount of $4,150,000 and unsecured junior subordinated debt of $903,000 from outside investors. The notes bear interest at fixed rates from
10.00 to 14.25% and are due from June 27, 1999 to December 31, 2003. The notes restrict the Company's ability, among other things, to merge, pay dividends and permit its business to be heavily concentrated with a single broker or agency. Several of the underlying agreements also contain various covenants requiring the Company to meet certain financial ratios and other restrictions on acquisitions and investments. The Company may, at its option, prepay the loans in whole or in part. However, with respect to several of the notes, the Company must reimburse the investors for any loss of margin on reemployment of the funds so repaid. The Company does not currently anticipate prepaying or otherwise refinancing its existing senior subordinated debt prior to its maturity. In addition, the Company has obtained unsecured junior subordinated debt from various investors. The interest rates are fixed and vary in term. The following table indicates amounts, rates and maturity dates as at December 31, 1998.

                Rate          Due Date                   Amount
                ----          --------                   ------
               14.25%         06/30/2001             $  810,000
               14.00%         11/01/2000                500,000
               14.00%         06/27/1999                400,000
               14.00%         12/27/1999                400,000
               14.00%         06/27/2000                400,000
               14.00%         12/27/2000              1,000,000
               12.50%         03/31/2001                510,000
               12.00%         02/16/2001                 50,000
               11.25%         09/30/2001                 43,000
               10.95%         12/31/2003                850,000
               10.00%         03/31/2002                 90,000
                                                     ----------
                                                     $5,053,000
                                                     ==========

      Subordinated debt is generally sold to officers and directors of the Company and their affiliates and to non-affiliated investors. The Company has obtained no commitments from any holder of its subordinated debt regarding additional or future purchases.

      Other Sources. In addition to the sources of funds described above, the Company has transferred to banks participating interests in certain receivables under a financing arrangement. The interest in these receivables have been transferred on a pari passu basis without any recourse to the Company. As of December 31, 1998 there was a zero balance with these institutions.

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

      New Accounting Pronouncements

      Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", and Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" have no effect on the financial statements of the Company. The Company's management also believes that Statement of Financial Accounting Standards No. 133, "Accounting For Derivative Instruments and Hedging Activities" will have no material effect on the financial statements of the Company at December 31, 1998.

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

      In 1997, the Company initiated a conversion from its then existing accounting software to programs that are year 2000 compliant. Management has determined that the year 2000 issue will not pose significant operational problems for its computer systems. The Company will utilize both internal and external resources to reprogram, or replace, and test all of its operating software for Year 2000 modifications. The Company has retained a consulting firm to assist it in the conversion of its operating systems. The Company anticipates completing the Year 2000 project during the second quarter of 1999, which is prior to any anticipated impact on its operating systems. The total cost of the Year 2000 project is estimated at $25,000, of which $9,000 has been spent to date and is being funded through operating cash flows. The total project cost is attributable to the re-engineering of current software and such costs will be expensed as incurred.

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

      In the merger agreement with Atlantic Bank, the Company has ensured that any software products or services owned, provided or otherwise developed by the Company, or used in the conduct of its business as presently conducted and as it is expected to be conducted after the date of the merger agreement, will, on the effective date of the merger, provide, among other things, the following functionality: (i) accurate processing of date-related information before, during and after January 1, 2000, including accepting the date input, providing the date output, and performing calculations on dates or portions of dates; (ii) accurate functioning without interruption before, during and after January 1, 2000, without any change in operation associated with the advent of the new century; (iii) ability to respond to two-digit input in a way that resolves any ambiguity as to century in a disclosed, defined and predetermined manner; and
(iv) the ability to store and provide output date information in ways that are unambiguous as to the century.

      The Company has initiated formal communications with all of its significant vendors and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted or that the failure to make such a conversion will not have an adverse effect on the Company's systems.

      However, there can be no guarantee that other companies upon which the Company relies will be able to timely address their Year 2000 compliance issues, the effects of which may have an adverse impact on the Company's results of operations. At this stage of the process, the Company believes that it is difficult to specifically identify the cause of the most reasonable worst case Year 2000 scenario.

      A worst case Year 2000 scenario would be the failure of key vendors to have corrected their own Year 2000 issues which could cause disruption of the Company's operations and have a material adverse effect on the Company's financial condition. The impact of such disruption cannot be estimated at this time. In the event the Company believes that any of its key vendors are unlikely to be able to resolve their Year 2000 issues, it will seek alternative sources.

      Inflation

      The moderate rate of U.S. inflation during the past two years has not significantly affected the Company.

      Forward-Looking Statements

      All statements other than statements of historical fact contained herein are forward looking statements. When used herein, words such as "anticipate," "expect," "believe," and "estimate" as they relate to the Company and its management, identify forward-looking statements. Such forward-looking statements reflect the current views, and are based upon beliefs, of the Company's management. Actual results could differ materially from those in the forward looking statements as a result of certain factors, including but not limited to, the volume of insurance premiums financed by the Company, changes in legal regulatory requirements, competitive factors and pricing pressures and general economic conditions.

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

**10.27 Form of agreement of accounts receivable participation program with Fleet Bank.

**10.28 Form of agreement of accounts receivable participation program with Interbank.

**10.29 Form of 10% Senior Subordinated Note due March 31, 2002 payable to Paul & Joyce Rand in the amount of $25,000.

**10.30 Form of 10% Senior Subordinated Note due March 31, 2002 payable to Estate of Ferdinand Harms in the amount of $25,000.

**10.31 Form of 10% Senior Subordinated Note due March 31, 2002 payable to Mildred Ebbighausen in the amount of $40,000.

**10.32 Letter agreement dated July 16, 1997 increasing promissory note payable to the Bank of New York previously filed as Exhibit 10.14 herein, to $8,000,000.

**10.33 Letter agreement dated May 9, 1995 increasing demand Grid Note payable to Marine Midland Bank, N.A. previously filed as Exhibit
            10.7 herein, to $6,000,000.

**10.34     Promissory note in the amount of $10,000,000 payable to Mellon Bank.

10.35 Form of 10.95% Senior Subordinated Note due December 31, 2003 payable to Charles Meyerson in the amount of $200,000.

10.36 Form of 10.95% Senior Subordinated Note due December 31, 2003 payable to Charles Meyerson in the amount of $25,000.

10.37 Form of 10.95% Senior Subordinated Note due December 31, 2003 payable to Harry Krupnick in the amount of $100,000.

10.38 Form of 10.95% Senior Subordinated Note due December 31, 2003 payable to Peter & Barbara Bardaxe in the amount of $25,000.

10.39 Form of 10.95% Senior Subordinated Note due December 31, 2003 payable to Herbert Epstein in the amount of $25,000.

10.40 Form of 10.95% Senior Subordinated Note due December 31, 2003 payable to Risha Sohn in the amount of $150,000.

10.41 Form of 10.95% Senior Subordinated Note due December 31, 2003 payable to Herman Goldberger in the amount of $25,000.

10.42 Form of 10.95% Senior Subordinated Note due December 31, 2003 payable to Daniel & Petrina Dymond in the amount of $25,000.

10.43 Form of 10.95% Senior Subordinated Note due December 31, 2003 payable to Janet Gutenplan in the amount of $200,000.

10.44 Form of 10.95% Senior Subordinated Note due December 31, 2003 payable to Estate of Ferdinard Harms in the amount of $25,000.

10.45 Form of 10.95% Senior Subordinated Note due December 31, 2003 payable to Olinda Rodrigues in the amount of $25,000.

10.46 Form of 10.95% Senior Subordinated Note due December 31, 2003 payable to Jerold Krupnick in the amount of $25,000.

10.47       Revolving Credit Agreement with Mellon Bank in the Amount of
            $45,000,000.

10.48 Agreement and plan of merger dated as of January 28, 1999, among Atlantic Bank of New York, Atlantic Premium, Inc. and Standard Funding Corp.

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

                             STANDARD FUNDING CORP.

                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page
                                                                        ----

Independent Auditors' Report                                             F-2

Balance Sheet at December 31, 1998                                       F-3

Statements of Income for the years ended December 31, 1998 and 1997      F-4

Statements of Shareholders' Equity for the years ended December 31, 1998
and 1997                                                                 F-5

Statements of Cash Flows for the years ended December 31, 1998 and 1997  F-6

Notes to Financial Statements                                            F-7

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Standard Funding Corp.
Woodbury, New York

      We have audited the accompanying balance sheet of Standard Funding Corp. (the "Company") as of December 31, 1998 and the related statements of income, shareholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such financial statements present fairly, in all material respects the financial position of Standard Funding Corp. at December 31, 1998 and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP

Jericho, New York
March 5, 1999

                             STANDARD FUNDING CORP.

                                  BALANCE SHEET

                                                                              December 31,
                                                                                  1998
                                                                              ------------
ASSETS
Cash                                                                          $    223,031
                                                                              ------------
Installment loans receivable under premium finance agreements                   47,887,880
Less:  Unearned interest                                                        (1,072,689)
       Allowance for credit losses                                                (310,000)
                                                                              ------------
Installment loans receivable under premium finance agreements - net (Note 2)    46,505,191
Due from officers (Note 3)                                                         146,049
Property and equipment - net (Note 4)                                              228,102
Other assets                                                                       532,345
                                                                              ------------
       Total                                                                  $ 47,634,718
                                                                              ============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Notes payable to financial institutions (Note 5)                              $ 29,900,000
Commercial paper issued (Note 5)                                                 3,408,424
Amounts due to insurance companies                                               1,166,526
Accrued expenses and other                                                         311,000
Deferred income taxes (Note 7)                                                     267,076
                                                                              ------------
       Total, exclusive of subordinated debt                                    35,053,026
Subordinated debt (Note 6)                                                       5,053,000
                                                                              ------------
       Total Liabilities                                                        40,106,026
                                                                              ============

COMMITMENTS AND CONTINGENCIES (Notes 9 and 10)

SHAREHOLDERS' EQUITY (Note 8):
Preferred Stock, par value $.001 per share;
   1,000,000 authorized, none issued                                                    --
Common Stock, par value $.001 per share; 4,000,000 authorized,
   2,760,000 shares issued and outstanding                                           2,760
Additional paid-in capital                                                       3,991,501
Retained earnings                                                                3,534,431
                                                                              ------------
       Total Shareholders' Equity                                                7,528,692
                                                                              ------------
       Total                                                                  $ 47,634,718
                                                                              ============

                       See notes to financial statements.

                             STANDARD FUNDING CORP.

                              STATEMENTS OF INCOME

                                                                          Year Ended December 31,
                                                                             1998         1997
                                                                             ----         ----
NET INTEREST INCOME:
    Finance charge income and other                                       $7,110,534   $6,327,115
    Less: Interest and other expenses on borrowings (Notes 2, 5, and 6)    2,908,066    2,530,859
                                                                          ----------   ----------
    Interest income before provision for credit losses                     4,202,468    3,796,256
    Provision for credit losses (Note 2)                                     352,835      572,297
                                                                          ----------   ----------
          Net Interest Income                                              3,849,633    3,223,959
                                                                          ----------   ----------
OTHER EXPENSES:
    Operating expenses (Note 10)                                           2,275,797    1,809,713
    Selling expenses                                                         803,508      720,143
                                                                          ----------   ----------
          Total                                                            3,079,305    2,529,856
                                                                          ----------   ----------

INCOME BEFORE PROVISION FOR INCOME TAXES                                     770,328      694,103

PROVISION FOR INCOME TAXES (Note 7)                                          354,542      309,900
                                                                          ----------   ----------

NET INCOME                                                                $  415,786   $  384,203
                                                                          ==========   ==========

NET INCOME PER SHARE :
     BASIC AND DILUTED                                                    $     0.15   $     0.14
                                                                          ==========   ==========

WEIGHTED AVERAGE NUMBER OF SHARES
     OUTSTANDING (Note 1)                                                  2,760,000    2,760,000
                                                                          ==========   ==========

                         See notes to financial statements.

                             STANDARD FUNDING CORP.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                 For the Years Ended December 31, 1998 and 1997

                            Preferred Stock       Common Stock     Additional
                            ---------------  --------------------    Paid in      Retained
                             Shares  Amount    Shares      Amount    Capital      Earnings
                             ------  ------    ------      ------    -------      --------

Balance, January 1, 1997        --      --    2,760,000   $ 2,760   $3,991,501   $2,734,442

Net Income                      --      --           --        --           --      384,203
                             -----   -----   ----------   -------   ----------   ----------

Balance, December 31, 1997      --      --    2,760,000     2,760    3,991,501    3,118,645

Net Income                      --      --           --        --           --      415,786
                             -----   -----   ----------   -------   ----------   ----------

Balance, December 31, 1998      --      --    2,760,000   $ 2,760   $3,991,501   $3,534,431
                             =====   =====   ==========   =======   ==========   ==========

                         See notes to financial statements.

                             STANDARD FUNDING CORP.

                            STATEMENTS OF CASH FLOWS

                                                               Year Ended December 31,
                                                           -------------------------------
                                                                1998             1997
                                                                ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                 $     415,786    $     384,203
Adjustments to reconcile net income to net
   cash provided by operating activities:
   Provision for possible credit losses                          352,835          572,297
   Deferred income taxes                                          75,049          (95,701)
   Depreciation and amortization                                 173,426          112,631
   Changes in assets and liabilities:
     Due from officers and other assets                         (149,377)        (229,610)
     Accrued expenses and other amounts
       due to insurance companies                               (224,873)       1,070,877
     Funds due-accounts receivable participation program              --         (219,981)
                                                           -------------    -------------
Net cash provided by operating activities                        642,846        1,594,716
                                                           -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Installment loans receivable originated                     (115,347,014)    (103,320,694)
Collections of installment loans receivable                  110,332,555       93,509,063
Purchase of equipment                                            (38,396)        (101,368)
                                                           -------------    -------------

Net cash used in investing activities                         (5,052,855)      (9,912,999)
                                                           -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from accounts receivable participation program               --        4,153,656
Payment of accounts receivable participation program                  --       (4,929,652)
Proceeds from bank notes--net                                  3,400,000        8,900,000
Proceeds of commercial paper issued--net                         980,026          174,730
Proceeds of subordinated debt                                     50,000           90,000
                                                           -------------    -------------

Net cash provided by financing activities                      4,430,026        8,388,734
                                                           -------------    -------------
INCREASE IN CASH                                                  20,017           70,451

CASH AT BEGINNING OF YEAR                                        203,014          132,563
                                                           -------------    -------------

CASH AT END OF YEAR                                        $     223,031    $     203,014
                                                           =============    =============

SUPPLEMENTAL DISCLOSURES OF
CASH FLOWS INFORMATION:
Income taxes paid                                          $     225,416    $     414,921
                                                           =============    =============
Interest paid                                              $   2,818,778    $   2,349,788
                                                           =============    =============

                      See notes to financial statements.

                             STANDARD FUNDING CORP.

                          NOTES TO FINANCIAL STATEMENTS

                 For the years ended December 31, 1998 and 1997

1.    SIGNIFICANT ACCOUNTING POLICIES

      a. Business - Standard Funding Corp. (the "Company") is a financial service Company engaged in the business of financing the payment of insurance premiums. The Company finances substantially all forms of property, casualty and liability insurance premiums on policies, which are written through independent insurance agents, and brokers.

      b. Revenue Recognition - Unearned interest on installment loans receivable under premium finance agreements is recognized as income using a method which approximates the results which would be obtained using the interest method.

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

            Loan processing costs incurred are deferred and amortized on the straight-line method, which approximates the interest method, over the term of the related installment loans receivable under premium finance agreements. Cancellation fees and late charges are recognized as income when received.

      c. Allowance for Credit Losses - The balance in the allowance for credit losses are based on management's assessment of risk in the installment loan portfolio. The Company writes off receivables upon determination that no further collections are probable based upon historical activity and an understanding of collectability by type of finance receivable.

      d. Property and Equipment - Property and equipment is stated at cost. Depreciation is provided on the straight-line basis over such assets' estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the lease.

      e. Revenue and Credit Concentration - The Company receives substantially all of its revenues from financing arrangements made within New York, New Jersey, Connecticut, Pennsylvania, and Massachusetts. These five states account for in excess of 95% of all revenues. Accordingly, as of December 31, 1998, substantially all of the Company's installment loans outstanding were from this geographic region.

      f. Income Taxes - The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

      g. Stock-based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

                             STANDARD FUNDING CORP.

      h. Fair Value of Financial Instruments - The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

            1. Cash and Notes Payable to Financial Institutions - The carrying amount approximates fair value because of the short maturity of these instruments.

            2. Installment Loans Receivable Under Premium Finance Agreements, Due From Officers, Commercial Paper, and Subordinated Debt - The Company estimates the fair value of financial instruments based upon interest rates available to the Company and by comparison to quoted market prices. At December 31, 1998, the fair value of the Company's financial instruments approximated the carrying value.

      i. Pervasiveness of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

      j. Impairment of Long-Lived Assets - In accordance with Statement of Financial Accounting Standards No. 121, "Accounting For the Impairment of Long-Lived Assets and For Long-Lived Assets To Be Disposed Of" ("SFAS No. 121"), the Company reviews its long-lived assets, including property and equipment, and other assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. SFAS No. 121 had no effect on the Company's financial statements.

      k. Earnings Per Share - The Company adopted Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128") which requires dual presentation of basic and diluted earnings per share on the face of the income statement.

            Basic earnings per share are based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are based on the weighted average number of shares of common stock and common stock equivalents (options and warrants) outstanding during the period, computed in accordance with the treasury stock method. The effect of common stock equivalents was antidilutive for 1998 and 1997, and accordingly, such common stock equivalents were excluded from the weighted average number of common shares for 1998 and 1997. There where 100,000 warrants and 58,525 stock options outstanding at December 31, 1998 and 1997.

      l. New Accounting Pronouncements - Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" have no effect on the financial statements of the Company. The Company's management believes that Statement of Financial Accounting Standards No. 133, "Accounting For Derivative Instruments and Hedging Activities" will have no material effect on the financial statements of the Company at December 31, 1998.

      m. Other Assets - The Company has capitalized costs associated with issuance of subordinated debt and costs associated with securing a line of credit with a constitution of banks. These deferred financing costs are carried at cost less accumulated amortization and are included in other assets. Amortization is provided on a straight-line method over the life of the respective debt agreements.

2.    INSTALLMENT LOANS RECEIVABLE UNDER PREMIUM FINANCE AGREEMENTS

      Substantially all installment loans receivable under premium finance agreements are repayable in less than one year. In the event of default by a borrower, the Company is entitled to cancel the underlining insurance policy financed and receive a refund for the unused term of such policy from the insurance carrier.

      In October 1996, the Company entered into an agreement with a financial institution to transfer, on a non-recourse basis, a fifty percent interest in certain designated installment loans receivable, not to exceed $1,000,000 at any one point. This agreement was extended to a limit of $2,000,000 in April 1997. The Company entered into similar financing agreements with two additional financial institutions. The aggregate borrowing limit for these agreements was $4,000,000 during 1997. Under terms of these agreements, the Company remitted the financial institution's share in monthly installment loans receivable collections. Interest was payable monthly based upon the average outstanding balance under this agreement at LIBOR (at the time of purchase) plus 200 or 225 basis points as stipulated in these agreements. Installment loans receivable transferred under this agreement were zero for the year ended December 31, 1998.

      During 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 125, "Accounting For Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 125"). Installment loans receivable under this agreement were classified as securitized loans payable. As of December 31, 1998 the Company had no outstanding borrowings under these agreements. One of these agreements with aggregate maximum borrowings of $2,000,000 expired on October 1998. The agreements with the other financial institutions do not stipulate a termination date.

      A summary of activity in the allowance for possible credit losses is as follows:

                                                        December 31,
                                                   ----------------------
                                                      1998         1997
                                                      ----         ----
      Balance, beginning of period                 $ 310,000    $ 300,000
      Provision                                      352,835      572,297
      Charge-offs--net of recoveries of $121,122
          and $44,504, respectively                 (352,835)    (562,297)
                                                   ---------    ---------
      Balance, end of period                       $ 310,000    $ 310,000
                                                   =========    =========

3.    DUE FROM OFFICERS

      Amounts due from officers bear interest at the prime lending rate (7.75% at December 31, 1998) and have no specified maturity dates.

4.    PROPERTY AND EQUIPMENT

      Property and equipment - consisted of the following:

                                                              December 31, 1998
                                                              -----------------

      Equipment including computer hardware and software          $ 521,150
      Office furniture and fixtures                                 159,503
      Leasehold improvements                                         43,281
                                                                  ---------
                                                                    723,934
      Less accumulated depreciation and amortization               (495,832)
                                                                  ---------
      Property and equipment                                      $ 228,102
                                                                  =========

5.    NOTES PAYABLE AND COMMERCIAL PAPER ISSUED

      a. Notes Payable to Financial Institutions - At December 31, 1998, the Company had a revolving credit agreement with a consortium of banks which aggregated $45,000,000. Borrowings under the agreement bear interest at prime or the LIBOR rate (5.06% at December 31, 1998) plus 1.15% above such rate and may contain certain commitment fees. Interest rates during 1998 ranged from 6.18 to 8.50%. The outstanding borrowings are unsecured and there are no compensating balance arrangements. This revolving credit agreement expires January 2001.

                             STANDARD FUNDING CORP.

      b. Commercial Paper Issued - The commercial paper issued is privately placed by the Company. The weighted average interest rate in effect for outstanding obligations at December 31, 1998 was 6.24%. At December 31, 1998, commercial paper outstanding held by the principals of the Company and other related parties aggregated approximately $1,774,762.

6.    SUBORDINATED DEBT

      Subordinated debt consists of the following:

                                                    December 31, 1998
                                                    -----------------

         14% senior subordinated note (1)              $2,200,000
         14.25% junior subordinated note (2)              810,000
         12.50% senior subordinated note (3)              510,000
         14% senior subordinated note (3)                 500,000
         10% senior subordinated note (3)                  90,000
         12% junior subordinated note (3)                  50,000
         11.25% junior subordinated note (3)               43,000
         10.95% senior subordinated note (3)              850,000
                                                       ----------
                                                       $5,053,000
                                                       ==========

      (1) The 14% senior subordinated note is payable in semi-annual installments through December 27, 2000 and contains certain covenants which restrict the Company's ability, among other things, to merge, pay dividends and permit its business to be heavily concentrated with a single broker or agency. In connection with the proposed merger discussed in Note 11, the Company has received waivers of default. In the event the prime rate as defined increases to over 11%, the interest rate will increase on a pari passu basis. The underlying agreement also contains various covenants requiring the Company to meet certain financial ratios. Interest on this note is due monthly.

      (2) At December 31, 1998, subordinated debt with an aggregate principal amount of $600,000 was held by the principal shareholders of the Company. Interest on these notes is due semi-annually. There are no covenants relating to this indebtedness.

      (3) Interest on these subordinated notes is payable either monthly, or semi-annually, as designated under the terms of each specific note. There are no covenants relating to this indebtedness.

      Subordinated debt outstanding at December 31, 1998 matures as follows:

            Year Ending December 31,                 Amount
            ------------------------                 ------

                  1999                                800,000
                  2000                              1,900,000
                  2001                              1,413,000
                  2002                                 90,000
                  2003                                850,000
                                                   ----------
                  Total                            $5,053,000
                                                   ==========

                             STANDARD FUNDING CORP.

7.    INCOME TAXES

      The provision for income taxes consisted of the following components:


                                 Years Ended December 31,
                                 ------------------------
                                    1998        1997
                                    ----        ----
              Federal:
                  Current         $ 207,622   $ 282,000
                  Deferred           55,772     (69,800)
                                  ---------   ---------
                                    263,394     212,200
                                  ---------   ---------

              State:
                  Current            71,871     123,600
                  Deferred           19,277     (25,900)
                                  ---------   ---------
                                     91,148      97,700
                                  ---------   ---------
              Total               $ 354,542   $ 309,900
                                  =========   =========

      Deferred income taxes substantially consists of differences in the methods in which the Company accounts for unearned interest and the allowance for possible credit losses for income tax purposes compared with financial reporting purposes.

      The deferred tax assets and liabilities at December 31, 1998 consisted of the following:

         Assets:
         Allowance for possible credit losses                $ 126,944
                                                             ---------

         Liabilities:
         Unearned interest                                    (364,463)
         Other                                                 (28,557)
                                                             ---------
         Total deferred tax liabilities                       (394,020)
                                                             ---------
         Net deferred income tax liability                   $(267,076)
                                                             =========

      A reconciliation of the differences between the federal statutory tax rate of 34% and the Company's effective tax rate is as follows:

                                                      Years Ended December 31,
                                                      ------------------------
                                                           1998    1997
                                                           ----    ----

         Federal statutory income tax rate                 34.0%   34.0%
         State income taxes, net of federal benefit         6.2     6.8
         Permanent differences                              5.1     5.2
         Miscellaneous difference                            .7    (1.4)
                                                           ----    ----
         Effective income tax rate                         46.0%   44.6%
                                                           ====    ====

8.    SHAREHOLDERS' EQUITY

      (a)   Initial Public Offering

      During August and September 1994, the Company consummated an initial public offering of its common stock by selling 1,060,000 shares at $4.25 per share. Cash proceeds to the Company from this offering aggregated approximately $3,593,000, net of aggregate issuance costs of approximately $912,000. In addition, the Company issued 100,000 warrants at a purchase price of $.001 per warrant to purchase common stock at $6.17 per share to the underwriters' representatives. These warrants are exercisable for a period of four years, commencing on August 8, 1995. No warrants have been exercised as of December 31, 1998.

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

      The weighted average remaining contractual life remaining on options granted under the plan is 3.2 years. The weighted average exercise price and fair value is $4.38. At December 31, 1998, 58,525 options are exercisable. There have been no forfeitures of options to date.

      As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB 25 and its related interpretations. Accordingly, no compensation cost has been recognized in the financial statements.

      Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123") requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions for 1998: remaining life of three years, stock volatility of 66 percent, risk free interest rate of
      4.7 percent and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If compensation cost for the Company's outstanding and vested stock options had been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been the pro forma amounts indicated below:

                                        Year Ended December 31,
                                        -----------------------
                                           1998          1997
                                           ----          ----
       Net Income:
            As reported                $   415,786   $   384,203
            Pro forma                  $   355,336   $   312,348
       Basic and Diluted EPS:
                As reported                    .15           .14
                Pro forma                      .13           .11


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

                             STANDARD FUNDING CORP.

9.    PENSION PLANS

      The Company has a voluntary contribution pension plan which complies with
      Section 401(k) of the Internal Revenue Code. The Plan permits employees to make contributions to a pension trust, with a matching contribution by the Company, at the rate of 20% for every dollar contributed up to 6% of the employee's salary. For the years ended December 31, 1998 and 1997, the Company contributed $52,000 and $44,000, respectively to the plan.

10.   COMMITMENTS AND CONTINGENCIES

      Lease Commitments - The Company is obligated under operating lease commitments for its office facility and automobiles. Future minimum lease payments and other lease related costs are as follows:

            Year Ending December 31,               Amount
            ------------------------               ------
       1999                                       $114,878
       2000                                        107,604
       2001                                         44,835
                                                  --------
       Total                                      $267,317
                                                  ========

      The facility lease requires payment of real estate taxes, insurance and other related costs. Rent expense for the years ended December 31, 1998 and 1997 aggregated approximately $114,738 and $107,799, respectively.

      Employment Agreements - The Company has employment agreements with two officers/shareholders of the Company. Such agreements, as renewed in July 1998, provide for full-time employment to the Company from the officers in return for aggregate officers' salary of $391,600 per year plus bonus and other benefits. These contracts may be renewed on their anniversary date for successive one-year terms. These agreements also contain clauses on termination, severance and covenants not to compete after the date of termination.

      Litigation - The Company is a defendant in lawsuits arising in the ordinary course of business. It is the opinion of management of the Company that it has meritorious defenses against all outstanding claims and that the outcome of such litigation will not have a significant adverse effect on the Company's financial position or results of operations. Further, management intends to vigorously defend all such litigation.

11.   SUBSEQUENT EVENT

      On January 28, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Atlantic Bank and Atlantic Premium, pursuant to which Atlantic Premium will be merged with the Company. For each share of the Company's common stock, provided it is 20% or less of the Company's issued and outstanding common stock at the time of the Merger Agreement, shareholders will receive $3.50 in cash. Shareholders owning more than 20% of the outstanding common stock at the time of the Merger Agreement will receive $2.97479 per share in cash and a note having a principal amount of $0.52521 per share. After the merger, the Company will be a subsidiary of Atlantic Bank. The merger is subject to shareholder and regulatory approval. The Company expects to consummate the merger during the second quarter of 1999, assuming all of the conditions to the merger, as outlined in the Merger Agreement, are met or waived prior to that date.

                                   * * * * *

                             STANDARD FUNDING CORP.

                                   SIGNATURES

      In Accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 ("Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of March, 1999.

                                     STANDARD FUNDING CORP.


                                     /s/ Alan J. Karp
                                     ------------------------------------------
                                     By:  Alan J. Karp
                                     Its: President and Chief Executive Officer

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

     Signature                          Title                          Date
     ---------                          -----                          ----

 /s/ Alan J. Karp     President, Chief Executive Officer          March 26, 1999
-------------------   and Director (principal executive officer)
   Alan J. Karp

/s/ David E. Fisher   Director, Treasurer and Chief Financial     March 26, 1999
-------------------   Officer (principal financial and accounting
  David E. Fisher     officer)

  /s/ James Faust     Director                                    March 26, 1999
-------------------
    James Faust

  /s/ Joyce Karp      Director                                    March 26, 1999
-------------------
    Joyce Karp

 /s/ Richard Belz     Director                                    March 26, 1999
-------------------
   Richard Belz