Form 10QSB
period 1999-03-31
STANDARD FUNDING CORP
filed 1999-05-19
CIK 919007

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1999     Commission file number 0-23484

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

                                 Yes |X| No |_|

                                   ----------

Common Stock, $.001 par value, outstanding as of May 19, 1999: 2,760,000 shares

Transitional Small Business Disclosure Format:  Yes |_|  No |X|

                             STANDARD FUNDING CORP.
--------------------------------------------------------------------------------

                         Quarterly Report on Form 10-QSB
                       for the period ended March 31, 1999

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

PART I  -  FINANCIAL INFORMATION

Item 1   Financial Statements

         BALANCE SHEETS AT MARCH 31, 1999 AND
            DECEMBER 31, 1998..............................................    3

         STATEMENTS OF INCOME FOR THE THREE MONTHS
            ENDED MARCH 31, 1999 AND MARCH 31, 1998........................    4

         STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
            ENDED MARCH 31, 1999 AND MARCH 31, 1998........................    5

         NOTES TO FINANCIAL STATEMENTS.....................................    6

Item 2   Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................    8

PART II  -  OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K..................................   12

--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

                             STANDARD FUNDING CORP.
                                 BALANCE SHEETS

                                               March 31, 1999  December 31, 1998
                                               --------------  -----------------
                                                 (unaudited)
ASSETS:
Cash ........................................   $    145,272     $    223,031
                                                ------------     ------------
Installment loans receivable
   under premium finance agreements .........     48,708,353       47,887,880
Less: Unearned Interest .....................     (1,032,157)      (1,072,689)
      Allowance for possible credit losses ..       (310,000)        (310,000)
                                                ------------     ------------
Installment loans receivable
   under premium finance agreements - net ...     47,366,196       46,505,191
Due from officers ...........................        148,867          146,049
Property and equipment - net ................        217,705          228,102
Other assets ................................        570,430          532,345
                                                ------------     ------------
   Total ....................................   $ 48,448,470     $ 47,634,718
                                                ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Notes payable to financial institutions .....   $ 30,300,000     $ 29,900,000
Commercial paper issued .....................      2,030,024        3,408,424
Amounts due to insurance companies ..........      2,698,448        1,166,526
Accrued expenses and other ..................        379,919          311,000
Deferred income taxes payable ...............        343,600          267,076
                                                ------------     ------------
   Total, exclusive of subordinated debt ....     35,751,991       35,053,026
Subordinated debt ...........................      5,053,000        5,053,000
                                                ------------     ------------
   Total Liabilities ........................     40,804,991       40,106,026
                                                ------------     ------------

COMMITMENTS AND CONTINGENCIES
   SHAREHOLDERS' EQUITY:
Preferred stock, par value $.001 per share:
   1,000,000 authorized, none issued ........             --               --
Common stock, par value $.001 per share:
   4,000,000 authorized, 2,760,000 shares
   issued and outstanding ...................          2,760            2,760
Additional paid-in capital ..................      3,991,501        3,991,501
Retained earnings ...........................      3,649,218        3,534,431
                                                ------------     ------------
   Total Shareholders' Equity ...............      7,643,479        7,528,692
                                                ------------     ------------
      Total .................................   $ 48,448,470     $ 47,634,718
                                                ============     ============

                       See notes to financial statements.

                             STANDARD FUNDING CORP.
                        STATEMENTS OF INCOME (UNAUDITED)

                                                   Three Months    Three Months
                                                      Ended           Ended
                                                  March 31, 1999  March 31, 1998
                                                  --------------  --------------

NET INTEREST INCOME:
   Finance charge income and other ..............   $1,738,180      $1,661,236
   Less: Interest and other expenses on
   borrowings ...................................      673,635         684,386
                                                    ----------      ----------
       Net Interest Income ......................    1,064,545         976,850
                                                    ----------      ----------

OTHER EXPENSES:
   Operating expenses ...........................      603,802         507,141
   Selling expenses .............................      224,442         194,787
   Provisions for possible credit losses
    (Note 2) ....................................       34,990          86,507
                                                    ----------      ----------
      Total .....................................      873,234         788,435
                                                    ----------      ----------

INCOME BEFORE PROVISION FOR
   INCOME TAXES .................................      191,311         188,415

PROVISION FOR INCOME TAXES ......................       76,524          75,366
                                                    ----------      ----------

NET INCOME ......................................   $  114,787      $  113,049
                                                    ==========      ==========

NET INCOME PER SHARE (Note 1)
      BASIC .....................................   $      .04      $      .04
                                                    ==========      ==========
      DILUTED ...................................   $      .04      $      .04
                                                    ==========      ==========

AVERAGE NUMBER OF
  SHARES OUTSTANDING ............................    2,760,000       2,760,000
                                                    ==========      ==========

                       See notes to financial statements.

                             STANDARD FUNDING CORP.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                   Three Months    Three Months
                                                       Ended           Ended
                                                  March 31, 1999  March 31, 1998
                                                  --------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...................................  $   114,7879     $    113,049
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
      Provision for possible credit losses .....        34,990           86,507
      Deferred income taxes ....................        76,524           75,366
      Depreciation and amortization ............        46,339           30,347
      Changes in assets and liabilities:
        Due from officers and other assets .....       (40,903)         (82,356)
        Accrued expenses and other amounts
          due to insurance companies ...........     1,600,841        1,509,936
        Funds due-accounts receivable
          participation program ................            --               --
                                                  ------------     ------------
        Net cash provided by operating
          activities ...........................     1,832,578        1,732,849
                                                  ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Installment loans receivable originated ......   (28,549,576)     (28,367,739)
  Collections of installment loans receivable ..    27,629,946       25,039,164
  Purchase of equipment ........................       (12,307)          (5,107)
                                                  ------------     ------------
        Net cash used in investing
          activities ...........................      (931,937)      (3,333,682)
                                                  ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bank notes - net ...............       400,000        1,475,000
  Proceeds (Repayment) of commercial
    paper issued - net..........................    (1,378,400)          47,788
  Proceeds of subordinated debt ................            --               --
                                                  ------------     ------------
        Net cash provided by financing
          activities ...........................      (978,400)       1,522,788
                                                  ------------     ------------

INCREASE (DECREASE) IN CASH ....................       (77,759)         (78,045)

CASH AT BEGINNING OF YEAR ......................       223,031          203,014
                                                  ------------     ------------

CASH AT END OF PERIOD ..........................  $    145,272     $    124,969
                                                  ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
  INFORMATION:
   Income taxes paid ...........................  $     21,423     $         --
                                                  ============     ============
   Interest paid ...............................  $    520,029     $    501,297
                                                  ============     ============

                       See notes to financial statements.

                             STANDARD FUNDING CORP.
                          NOTES TO FINANCIAL STATEMENTS

         For the three months ended March 31, 1999 and 1998 (unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES

      Business - Standard Funding Corp. (the "Company") is a financial service Company engaged in the business of financing the payment of insurance premiums. The Company finances substantially all forms of property, casualty and liability premiums on policies, which are written through independent insurance agents and brokers.

      Interim Financial Statements - The financial statements for the three month periods ended March 31, 1999 and 1998 are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all the adjustments necessary for a fair presentation of the financial condition and results of operations for the three month periods ended March 31, 1999 and 1998. The interim financial results are not necessarily indicative of the results to be expected for a full year.

      Revenue Recognition - Unearned interest on installment loans receivable under premium finance agreements is recognized as income using a method which approximates the results which would be obtained using the interest method.

      The Company has entered into an agreement to transfer, on a non-recourse basis, interests in its installment loans receivable under premium finance agreements to financial institutions. The differential of stated interest to be recorded over the course of the finance period and interest to be paid to the financial institution is recognized as interest expense over the course of the outstanding transfer. As of March 31, 1999 the Company had no outstanding borrowings under these agreements.

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

      Revenue and Credit Concentration - The Company receives substantially all of its revenues from financing arrangements made within New York, New Jersey, Connecticut, Pennsylvania and Massachusetts. Accordingly, at March 31, 1999, substantially all of the Company's installment loans outstanding were from this geographic region.

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

      The Company entered into financing agreements with two financial institutions with an aggregate borrowing limit of $4,000,000 during 1997. Under terms of these agreements, the Company remitted each financial institution's share of the monthly installment loans receivable collected. Interest was payable monthly based upon the average outstanding balance under this agreement at a rate equal to LIBOR (at the time of purchase) plus 200 or 225 basis points as stipulated in these agreements.

      During 1997, the Company adopted the provision of Statement of Financial Accounting Standards No. 125, "Accounting For Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 125"). Installment loans receivables under this agreement were classified as securitized loan payable. As of March 31, 1999 the Company had no outstanding borrowings under these agreements. The agreements with the other financial institutions do not stipulate a termination date.

      A summary of activity in the allowance for possible credit losses is as follows:

                                               Three Months
                                                  Ended           Year Ended
                                              March 31, 1999   December 31, 1998
                                              --------------   -----------------

Balance, beginning of period ................    $ 310,000         $ 310,000
Provision ...................................       34,990           352,835
Charge-offs - net of recoveries of
$52,506 and $121,122, respectively ..........      (34,990)         (352,835)
                                                 ---------         ---------
Balance, end of period ......................    $ 310,000         $ 310,000
                                                 =========         =========

                             STANDARD FUNDING CORP.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      Comparison of Three Months Ended March 31, 1999 to Three Months Ended March 31, 1998

      Finance charge income increased by 4.6% to $1,738,180 in the first three months of 1999 from $1,661,236 in the first three months of 1998 primarily because of an increase in total installment loans financed during the respective periods. Total installment loans financed increased .6% to $28,549,576 from $28,367,739. The Company's average receivables for the period ended March 31, 1999 increased 6.9% to $47,836,585 from $44,732,819 for the period ended March 31, 1998. This increase in installment loans receivable is consistent with the increase in financing activity. Interest expense for the period ended March 31, 1999 decreased 1.6% to $673,635 from $684,386 for the period ended March 31, 1998, a decrease of $10,751. Selling and operating expenses increased during the period ended March 31, 1999 to $838,244 from $701,928 in the period ended March 31, 1998. This increase was primarily attributable to staff additions and expenses. Due to the 4.6% increase in finance charge income, compared to a 1.6% decrease in interest expense, there was a 9% increase in the "spread" to $1,064,545 for the period ended March 31, 1999 from $976,850 for the period ended March 31, 1998.

      The provision for possible credit losses decreased to $34,990 for the period ended March 31, 1999 from $86,507 for the period ended March 31, 1998. This decrease of $51,517 is due primarily to the curtailment of financing assigned risk automobile policies.

Merger

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

      As the Company increases the size of its business, it originates more installment loans receivable than it collects, resulting in a larger outstanding balance of installment loans receivable. For the three month periods ended March 31, 1999 and 1998, the Company originated installment loans receivable of $28,549,576 and $28,367,739, respectively, compared to installment loans collected for each period of $27,629,946 and $25,039,164, respectively. The result was an increase in outstanding installment loan receivables to $48,154,333 from $45,966,577 at March 31, 1999 and 1998, respectively.

      The growth in the Company's loan portfolio has been the single largest factor influencing the Company's cash flow from operations. The determining factor influencing the growth in the loan portfolio has been the extent to which the Company has been able to leverage its capital into subordinated debt and then into short-term senior debt. For the three month periods ended March 31, 1999 and 1998, net cash provided by operating activities was $1,832,578 and $1,732,849, respectively, which amounts were comprised primarily of net earnings, loss provisions, depreciation and amortization and other changes in assets and liabilities. For the three month periods ended March 31, 1999 and 1998, net cash provided by financing activities was $(978,400) and $1,522,788 respectively, comprised primarily of proceeds from bank notes and repayment of bank notes, net proceeds from sales and repayments of commercial paper.

      The following table sets forth the amounts of installment loans receivable originated and the collections of installment loans receivable for the periods indicated.

                                                     For the Three Month Period
                                                           Ended March 31,
                                                     --------------------------
                                                        1999            1998
                                                        ----            ----

Installment loans originated....................    $28,549,576      $28,367,739
Installment loans collected.....................    $27,629,946      $25,039,164

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

Lines of Credit

      At March 31, 1999, the Company had a revolving credit agreement with a consortium of banks aggregating $45,000,000 under which $30,300,000 was outstanding. Amounts outstanding under this agreement bear interest at prime or 1.15% over LIBOR. The Company pays commitment fees to the consortium in connection with this agreement. The borrowing is unsecured and there are no compensating balance agreements. This revolving credit agreement expires January 2001, although there can be no assurance that these lines will not be revoked, suspended or reduced at any time. None of the banks in the consortium is contractually obliged to renew any such line. During the period ending March 31, 1999 and 1998, the maximum aggregate amount outstanding under these lines at any time was $30,800,000 and $27,975,000, respectively.

Commercial Paper

      The Company directly issues its own commercial paper with maturities of up to 270 days, which is unsecured and is unrated by commercial paper rating agencies. Commercial paper outstanding at March 31, 1999 bore interest at fixed annual rates ranging from 5.18% to 6.53%. During the three month periods ended March 31, 1999 and 1998, the maximum outstanding commercial paper at any month end was $2,409,456 and $2,486,339, respectively. Such commercial paper is generally sold to officers of the Company and their affiliates and to non-affiliated investors. The Company has obtained no commitments from any purchaser of its commercial paper regarding additional or future purchases. It is the Company's policy to maintain unused short-term bank lines of credit in an amount in excess of the amount of commercial paper outstanding. The interest rate on the Company's commercial paper has been and will continue to be determined by reference to prevailing interest rates in the commercial paper market. The Company does not anticipate any change in the level of financing provided by affiliates of the Company or any changes in the costs of financing provided by such affiliates. There can be no assurance, however, that such levels of financing will be maintained in the future.

Subordinated Debt

      The Company has obtained unsecured senior subordinated debt in the amount of $4,150,000 and unsecured junior subordinated debt of $903,000 from outside investors. The notes bear interest at fixed rates from 10% to 14.25% and are due from June 27, 1999 to December 31, 2003. The notes restrict the Company's ability, among other things, to merge, pay dividends and permit its business to be heavily concentrated with a single broker or agency. Several of the underlying agreements also contain various covenants requiring the Company to meet certain financial ratios and other restrictions on acquisitions and investments. The Company may, at its option, prepay the loans in whole or in part. However, with respect to several of the notes, the Company must reimburse the investors for any loss of margin on reemployment of the funds so repaid. The Company does not currently anticipate prepaying or otherwise refinancing its existing senior subordinated debt prior to its maturity. In addition, the Company has obtained unsecured junior subordinated debt from various investors. The interest rates are fixed and vary in term. The following table indicates amounts, rates and maturity dates as at March 31, 1999.

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

Other Sources

      In addition to the sources of funds described above, pursuant to certain financing agreements the Company has transferred to banks participating interests in certain receivables. The interests in these receivables have been transferred on a pari passu basis without any recourse to the Company. As of March 31, 1999 there was a zero balance with these institutions.

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

      In 1997, the Company initiated a conversion from its then existing accounting software to programs that are year 2000 compliant. Management has determined that the year 2000 issue will not pose significant operational problems for its computer systems. The Company will utilize both internal and external resources to reprogram, or replace, and test all of its operating software for Year 2000 modifications. The Company has retained a consulting firm to assist it in the conversion of its operating systems. The Company anticipates completing the Year 2000 project during the second quarter of 1999, which is prior to any anticipated impact on the operating systems. The total cost of the Year 2000 project is estimated at $25,000, of which $9,000 has been spent to date and is being funded through operating cash flow. The total project cost is attributable to the reengineering of current software and such costs will be expensed as incurred.

      The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which are derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material delays or difficulties in implementing the project include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

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

      However, there can be no guarantee that other companies upon which the Company relies will be able to timely address the Year 2000 compliance issues, the effects of which may have an adverse impact on the Company's results of operations. At this stage of the process, the Company believes that it is difficult to specifically identify the cause of the most reasonable worst case Year 2000 scenario.

      A worst case Year 2000 scenario would be the failure of key vendors to have corrected the own Year 2000 issues which could cause disruption of the Company's operations and have a material adverse effect on the Company's financial conditions. The impact of such disruption cannot be estimated at this time. In the event the Company believes that any of its key vendors are unlikely to be able to resolve their Year 2000 issues, it will seek alternative sources.

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

                                          STANDARD FUNDING CORP.


Date: May 19, 1999                        /s/ Alan J. Karp
                                          --------------------------------------
                                          Alan J. Karp
                                          President and Chief Executive Officer


Date: May 19, 1999                        /s/ David E. Fisher
                                          --------------------------------------
                                          David E. Fisher
                                          Treasurer and Chief Financial Officer