Form 10QSB/A
period 1999-03-31
STANDARD FUNDING CORP
filed 1999-05-19
CIK 919007

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                Amendment No. 1
                                       to
                                   Form 10-QSB

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

                             STANDARD FUNDING CORP.
                        STATEMENTS OF INCOME (UNAUDITED)

                                                   Three Months    Three Months
                                                      Ended           Ended
                                                  March 31, 1999  March 31, 1998
                                                  --------------  --------------

NET INTEREST INCOME:
   Finance charge income and other ..............   $1,738,180      $1,661,236
   Less: Interest and other expenses on
   borrowings ...................................      673,635         684,386
                                                    ----------      ----------
       Net Interest Income ......................    1,064,545         976,850
                                                    ----------      ----------

OTHER EXPENSES:
   Operating expenses ...........................      613,802         507,141
   Selling expenses .............................      224,442         194,787
   Provisions for possible credit losses
    (Note 2) ....................................       34,990          86,507
                                                    ----------      ----------
      Total .....................................      873,234         788,435
                                                    ----------      ----------

INCOME BEFORE PROVISION FOR
   INCOME TAXES .................................      191,311         188,415

PROVISION FOR INCOME TAXES ......................       76,524          75,366
                                                    ----------      ----------

NET INCOME ......................................   $  114,787      $  113,049
                                                    ==========      ==========

NET INCOME PER SHARE (Note 1)
      BASIC .....................................   $      .04      $      .04
                                                    ==========      ==========
      DILUTED ...................................   $      .04      $      .04
                                                    ==========      ==========

AVERAGE NUMBER OF
  SHARES OUTSTANDING ............................    2,760,000       2,760,000
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